Form 10-K
period 1993-12-31
FIRST FINANCIAL MANAGEMENT CORP
filed 1994-03-30
CIK 36326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                 (Mark One)

                    X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   ---  OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1993
                                       OR
                        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   ---  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ________ to ________

                         Commission File Number 1-10442

                           FIRST FINANCIAL MANAGEMENT
                                  CORPORATION
             (Exact name of Registrant as specified in its charter)


          GEORGIA                                             58-1107864
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

            3 CORPORATE SQUARE, SUITE 700, ATLANTA, GEORGIA 30329
                   (Address of principal executive offices)

                               (404)  321-0120
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                                  Name of each exchange on which registered
      -------------------                                  -----------------------------------------
      COMMON STOCK, $.10 PAR VALUE                              NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                                 ---           ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/.

      The aggregate market value of the Common Stock of the Registrant held by nonaffiliates as of January 31, 1994: $3,470,335,962

      Number of shares of Common Stock outstanding as of January 31, 1994:
59,954,212 shares

DOCUMENTS INCORPORATED BY REFERENCE                                                                         PART
- -----------------------------------                                                                         ----
Proxy Statement for the Annual Meeting of Shareholders
      to be held on April 27, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III

                                     PART I



ITEM 1.  BUSINESS.

      First Financial Management Corporation ("FFMC" or the "Company") provides a variety of information services to a diverse customer base. FFMC was incorporated as a Georgia corporation in 1971. Since becoming a public company in 1983, the Company has significantly expanded its customer base and range of services through internal growth and the completion of numerous acquisitions.


STRATEGIC TRANSACTIONS

         FFMC periodically conducts a strategic reevaluation of its businesses, reviewing overall trends and developments in relation to its business investments and industry concentrations. These strategic reviews have resulted in numerous business acquisitions since 1987 that have broadened the Company's service offerings, and in dispositions in 1992 of business units no longer involved in FFMC's strategic direction.

         On May 31, 1989, FFMC acquired Georgia Federal Bank, FSB and its subsidiaries ("Georgia Federal"), including its consumer finance subsidiary, First Family Financial Services ("First Family"). This acquisition was completed specifically to ensure that the Company's merchant credit card processing business had access to the payment system through Georgia Federal's sponsorship in the VISA and MasterCard networks.

         During 1992, the Company implemented alternative measures to provide the Company's merchant credit card processing business continued access to the payment system, including a plan to form a credit card bank. These arrangements provided FFMC the flexibility to sell Georgia Federal, and FFMC entered into a definitive agreement to sell Georgia Federal on December 21, 1992. FFMC operated this business until the sale was consummated on June 12, 1993, although the agreement provided that all 1993 results accrued to the purchaser. FFMC also sold First Family on November 10, 1992.

         During the period of FFMC's ownership of Georgia Federal and First Family, these combined businesses comprised a separate segment ("Financial Services") for purposes of the Company's financial reporting. Georgia Federal was the largest thrift institution in the State of Georgia with assets of over $4 billion, and First Family was a regional consumer finance company with $600 million in assets and offices in eight southeastern states. These businesses have been presented as discontinued operations in FFMC's consolidated financial statements.

         On December 31, 1992, FFMC entered into a definitive agreement to sell Basis Information Technologies, Inc. ("Basis"), FFMC's original core business unit that provided data processing services to financial institutions. FFMC operated this business until the sale was consummated on February 10, 1993, although the agreement provided that all 1993 results accrued to the purchaser. During the fourth quarter of 1992, the Company discontinued software development for a major Basis product line in connection with the settlement of litigation with a vendor. As a part of its overall strategic reevaluation, FFMC's management determined that additional investments in its financial institutions processing business did not fit the Company's overall strategic direction and decided to pursue the sale of Basis. Basis was included in FFMC's Information Services segment for financial reporting purposes.

CONTINUING OPERATIONS

         The continuing operations of the Company consist of its businesses previously presented as the Information Services segment together with the corporate entity. FFMC's service and related product offerings currently include merchant credit card authorization, processing and settlement; check guarantee and verification; debt collection and accounts receivable management; data imaging, micrographics and electronic data base management; health care claims processing and integrated management services; and the development and marketing of data communication and information processing systems, including in-store marketing programs and systems for supermarkets.

         FFMC operates in a single business segment, providing a vertically integrated set of data processing, storage and management services for the capture, manipulation, and distribution of information to a variety of commercial and governmental customers. Similarities exist among these businesses in the methods of providing services, in the customers served, and in the marketing activities utilized to obtain new customers. In addition, FFMC continues to pursue further integration of its services and products to gain competitive advantages. The Company's continuing operations encompass the areas of merchant services, health care services, and data imaging services.

Merchant Services

         FFMC offers merchant services primarily through four of its operating units: National Bancard Corporation ("NaBANCO") - credit card authorization, processing and settlement services; TeleCheck Services, Inc. ("TeleCheck") - check verification and guarantee services; Nationwide Credit, Inc. ("Nationwide") - debt collection and accounts receivable management services; and MicroBilt Corporation ("MicroBilt") - the development and marketing of data communication and information processing systems. Services are provided to approximately 250,000 customers in all 50 states, the Caribbean and Canada through 56 locations with 4,000 employees. The percentages of FFMC's revenues from continuing operations contributed by merchant services were 70%, 60%, and 67%, respectively, during the years ended December 31, 1993, 1992 and 1991.

         Merchant services' business is not seasonal, except that its revenues, earnings and margins are favorably affected in the fourth quarter, primarily by increased merchant credit card and check volume during the holiday season.

         During 1993, FFMC continued its strategy of cross-selling the various product and service offerings within its merchant services area. MicroBilt's point-of-service processing systems were a factor in the decision of several national retail companies to sign merchant processing agreements with NaBANCO.

         NaBANCO is the largest full service provider of merchant credit card authorization, processing, and settlement services in the United States, providing these services for merchants with respect to transactions in which payment is made through bank cards (primarily VISA and MasterCard) and certain other credit cards. Fees for credit card authorization and settlement services are generally based on the dollar volume of transactions processed. Its processing centers are located in Sunrise, Florida and Melville, New York. These operations support electronic cash registers and dial up point-of-sale authorization and draft capture terminals. Approximately $54 billion in merchant credit card transactions were handled in 1993, compared with $43 billion in 1992 and $34 billion in 1991.

         Over 95% of the credit card authorizations by NaBANCO are performed electronically, compared with approximately 70% of all credit card transactions industry-wide. Automated response units are utilized at both the New York and Florida processing centers. This technology allows for the automated recognition of communication via voice or touch tone telephones, thus reducing the labor intensity of a large portion of NaBANCO's card authorization services. Also, voice authorization services are provided via the Florida center to merchants without electronic authorization capabilities and in the event that electronic authorization capabilities are interrupted. Essentially all of the electronic authorization volume can be handled through either of the two processing centers, enabling transactions to be load-shared between centers and ensuring availability of processing facilities. This capability provides virtually complete availability for electronic authorization services with electronic responses to customers usually within eight seconds.

         Starting in June 1993, NaBANCO began providing most of its services under an agreement as agent for and in conjunction with First Financial Bank ("FFB"), FFMC's credit card bank formed for the primary purpose of supporting the Company's merchant services activities. FFB replaced Georgia Federal as NaBANCO's primary sponsoring member bank in the VISA and MasterCard systems as required by their rules. NaBANCO also provides services as agent for and in conjunction with other sponsoring member banks and maintains ongoing relationships with these and other banks to assist in marketing and delivering NaBANCO's services to these banks' merchant customers.

         During 1993, NaBANCO continued its focus on new account growth among regional and local merchants through its commission-based sales staff that operates in a network of sales offices throughout the United States. NaBANCO also acquired merchant portfolios from the Bank of New York and Brown Foreman Enterprises in 1993.

         TeleCheck became a part of merchant services through the acquisition in July 1992 of TeleCheck Services, Inc. ("TSI") and its principal franchisee, Payment Services Company - U.S. ("PSC"), by FFMC. TSI was the owner and franchisor of the TeleCheck system, and provided these services along with eleven independent franchises (including PSC) operating in geographically-defined territories. PSC started in 1976 as the owner of the Houston TeleCheck franchise, and grew its volume and service offerings through internal growth and the acquisition of additional TeleCheck franchises and other related businesses. During 1993, FFMC continued the consolidation of these two organizations that was initiated during 1992. This consolidation centralized TeleCheck's operations in Houston and converted the former TSI Denver organization into an operating facility.

         The TeleCheck system provides check acceptance services through TeleCheck or independent franchises to retail merchants throughout the United States, Canada, Australia, and New Zealand using large consumer data bases and proprietary risk management systems operated under the "TeleCheck" trademark. The TeleCheck system was founded in 1964 to provide services to merchants who desired to pass the risk of bad checks to a third party, and is now one of the largest check acceptance services in the world. Over $24 billion in checks were authorized in 1993, compared with approximately $15 billion in checks authorized in 1992.

         TeleCheck provides check guarantee services, buying the approved check at face value from the merchant if it is subsequently dishonored, up to a pre-established warranty maximum. TeleCheck's check verification service helps merchants reduce bad check write-offs and control the costs of check acceptance by providing access to payment data bases and activity monitoring systems. These services allow merchants to maintain a liberal check acceptance program to increase sales and profits. Fees charged to customers for check verification and guarantee services are generally based on the dollar volume of transactions processed.

         During 1993, FFMC acquired five entities that operated TeleCheck franchises, four in the United States and one in the Commonwealth of Puerto Rico. These acquisitions gave the Company a 97% share of the domestic TeleCheck system volume by year-end. In addition, TeleCheck focused its 1993 marketing efforts toward the signing of new merchant customers through its internal sales organization.

         Nationwide provides debt collection and accounts receivable management services nationally to a wide variety of customers including retailers, health care providers, financial institutions and the federal government and its agencies through seven collection offices located throughout the United States. Fees charged to customers are generally based on the dollar amount of funds collected. Nationwide's debt collection and accounts receivable management services are performed with enhanced technological advancements, including on-line skiptracing capabilities and paperless collection systems, whereby its customers' transactions are managed through a collector's computer terminal linked to a central mainframe computer. During 1993, Nationwide continued to enhance the productivity of its collectors through system enhancements, and also focused on the successful renewal of several significant collection contracts with agencies of the federal government.

         MicroBilt serves as FFMC's research and development arm, particularly in the merchant services area, working to develop technological solutions to enhance the Company's product offerings. MicroBilt develops, markets, and supports data capture, communications and distribution systems to multi-location customers including financial institutions, retailers, health care providers, pharmaceutical providers and restaurants. These systems are low cost, easy to use data communication systems suited to a wide range of industries that require data transmissions to and from numerous remote locations. MicroBilt specializes in point of sale data communication applications through the sale of systems and network design. MicroBilt's systems integrate proprietary software with a range of hardware platforms which are distinguished by their application-specific design and common product framework. MicroBilt targets application-specific systems to selected industries. Its systems typically replace the use of mail, voice telephone and less efficient computer systems to send and receive information. Revenues are generated from both sales of systems and support services.

         During 1993, MicroBilt continued its delivery of point-of-sale equipment to merchant customers of NaBANCO, and began development of check-reading terminals targeted for TeleCheck's merchant customers. Also in 1993, MicroBilt strengthened its point-of-sale offerings by assimilating the acquisition of Techpoint, Inc., a provider of retail systems.

         FFMC completed its merger with International Banking Technologies, Inc. ("IBT") in August 1993, and began the consolidation of IBT under the MicroBilt organization during the fourth quarter. IBT was formed in 1985 and is a leader in developing in-store branch banking programs in supermarkets.
IBT provides a comprehensive array of services for its financial institution customers, with the objective of developing a profitable retail financial services outlet while achieving a value-added arrangement to the food retailer. IBT derives its revenues from fees earned during the design and construction phases, and also from the on-going management of the in-store program between the financial institution and the supermarket.

Health Care Services

         FFMC's health care services are provided through its subsidiaries FIRST HEALTH Services and FIRST HEALTH Strategies (collectively referred to as "FIRST HEALTH"). Services are provided to approximately 1,500 customers through 55 locations across the United States that employ 4,500 persons. Over 330 million health care claims totalling approximately $27 billion are processed annually on systems operated or developed and supported by FIRST HEALTH. The percentages of FFMC's revenues from continuing operations provided by health care services were 17%, 15%, and 6%, respectively, for the years ended December 31, 1993, 1992 and 1991.

         FIRST HEALTH Services is one of the largest providers of transaction processing and management services to governmental agencies and private and public third party payors. These services include processing for Medicaid and other state programs, pharmaceutical claims processing, drug utilization review services, and management services for mental health, substance abuse, and preventative care programs.

         Services for Medicaid programs are provided through its centers or management of its customers' facilities. Central to its claims processing business is its Medicaid Management Information System ("MMIS") which has been certified by the federal government as meeting the requirements of a full range Medicaid fiscal agent system. The MMIS system is a very large and flexible information management system, the use of which is not limited to the Medicaid market.

         FFMC completed the acquisition of ALTA Health Strategies, Inc., since renamed FIRST HEALTH Strategies, on April 1, 1992. One of the nation's largest processors of private sector health care claims, its services include claims administration, utilization management, provider networks, insurance brokerage and data analysis and reporting. Its services are designed to help control employer health care costs and to monitor the quality of health care provided. FIRST HEALTH Strategies markets its services principally to employers with self-funded group health benefit plans and to employers with insured plans which are seeking health care management alternatives. The acquisition of FIRST HEALTH Strategies significantly broadened FFMC's health care management services capabilities.

         During 1993, FIRST HEALTH Strategies substantially completed the development of its ACT3 electronic claims processing system. This system will be implemented for existing customers beginning in 1994, and the Company will also begin marketing the highly automated claims system to potential clients.

         FIRST HEALTH expanded its service offerings with the 1993 acquisition of VIPS, Inc., a leading supplier of Medicare claims processing systems to health care insurers. Insurance carriers utilize the VIPS system to process Part B Medicare health claims for senior citizens. HealthCare Cost Consultants, Inc., a provider of hospital information processing systems focused on revenue generation and cost containment, was also acquired in 1993.

         Health care reform measures have been introduced in 1993 by the executive and legislative branches of the federal government. These proposals, if enacted, could significantly impact the delivery and payment for health care services in the United States. It is uncertain what changes will actually be implemented and how such changes may impact FIRST HEALTH. However, the Company believes that its health care businesses, given their focus on the efficiency of information processing, are favorably positioned to benefit from an emphasis on reducing the level of administrative costs related to the delivery of health care products and services.

Data Imaging Services

         FFMC's data imaging services are provided through First Image Management Company ("First Image") through 74 locations across the United States. First Image employs approximately 3,000 people in order to provide 12,000 customers with a variety of data management services. The majority of First Image's revenues are derived from contracts one to three years in length. Fees are based on the volume and complexity of the data imaging or management services provided as well as other factors such as required turnaround time, volume and duration of contract. The percentages of FFMC's revenues from continuing operations provided by data imaging services were 13% in 1993, 16% in 1992 and 19% in 1991.

         First Image's data imaging services include a full spectrum of data management services: the conversion of hard copy documents into machine readable form and production of computer output microfilm ("COM"); the design, installation and day-to-day management of immense data bases used by large corporations and federal and state governments; the customization, printing and mailing of reports and statements from large databases; and the publishing and distribution of training manuals, product catalogs and other documents. These services are offered by First Image under a "total solutions" approach with the objective of improving the utility of a user's data base through ease of access and efficient information output. In addition, First Image's services reduce the need for its clients to devote substantial capital investments to create, maintain, and access these large databases.

         First Image's COM services involve transferring data from computer tape to microforms, generally referred to as "microfiche." Duplicate microfiche can be produced quickly and inexpensively. Cost savings to the customer are obtained by the elimination of paper and reduced information distribution costs with compact storage and efficient information retrieval. In addition to the storage of data on microfiche, cartridge tape storage is also offered with sophisticated indexing methods to aid in data retrieval. This methodology improves efficiency for First Image's largest customers which previously stored much of their data on large space reels that now can be replaced with small cassette-type tapes.

         First Image's Data Input division creates and manages large-scale electronic data bases through the collection and conversion of paper source documents. Services are tailored to meet the specific information needs of a wide array of customers. Large volumes of source documents are transferred to machine readable media such as magnetic tape or diskette through key entry and high-speed Optical Character Recognition scanning techniques. The data bases are created from the converted data. These data bases are transmitted to the customer off-line, by dedicated transmission lines or satellite link, or on-line, by a direct link between the customer's mainframe computer and First Image's key entry terminals. Alternatively, the data bases may be stored for future access and retrieval upon the customer's request.

         First Image's report production services are a natural extension of its database management services. The Print and Mail division designs, prints and distributes large volumes of computer generated documents such as promotional mailings, invoices and account statements for its clients each month. The Corporate Publishing division maintains databases for training manuals, product catalogs, directories and other detailed and lengthy documents. Updates for these documents are transmitted electronically to First Image from its customers. First Image then updates the database, prints the required pages, and ships the hard copy output to predetermined client locations.

         First Image continued to consolidate its operations during 1993, positioning its branches geographically to enhance operational efficiencies while providing services to its clients. In addition, First Image made several small acquisitions during the year to increase the scope of its COM and report production operations.

MARKETING

         FFMC markets its services through a variety of channels including direct solicitation and general advertising. The Company's employees are utilized in the direct solicitation of new customers and the cross-selling of additional services to existing customers. Marketing efforts are directed toward the solicitation of large multi-location retailers, established regional and local merchants, direct response (mail order) companies, restaurant chains and hotels, financial institutions, governments (both federal and state) and other commercial entities. In addition, the Company's acquisition strategy is designed to enhance existing products and to expand markets and services offered. The Company views this strategy as an efficient complement to direct marketing efforts. General advertising of FFMC's products and services is accomplished through industry and trade publications, direct mail, telemarketing and contact at trade conventions and FFMC-sponsored seminars as well as direct sales. Products and services complement each other and provide cross-selling opportunities within the Company's customer base.

COMPETITION

         The most significant competitive factors in the sale of the Company's products and services are price, quality, technological advancement and reliability of service. Other important factors include the ability to handle large volumes of data in both data processing and data base management and a commitment to provide technologically competitive software and application packages. Competition is encountered from several different sources, which vary depending on the particular product or service involved and the size of the customer served. These sources include national service bureaus, in-house solutions sold by software and hardware vendors, and local competitor operations. In the merchant credit card services arena, the Company's principal competitors are two other national credit card processors, but it also encounters competition from banks and other companies which (in some instances acting together) offer authorization and processing services. In many cases, a customer using FFMC's competitors must buy services from several different companies to obtain a similar integrated system. FFMC's check verification and guarantee business is in competition principally with two other national companies. The data processing markets within the health care services and debt collection services industries continue to be fragmented, with no one company or group of companies considered dominant. While First Image is the largest provider in its imaging market, it competes in a market composed primarily of local area providers.

REGULATION AND EXAMINATION

         The 1992 business dispositions removed certain product and service offerings that previously subjected FFMC to considerable regulation and examination. These included the consumer and commercial banking and lending services provided by Georgia Federal and First Family, and the data processing services provided by Basis to financial institutions. However, remaining services that the Company provides directly to governmental agencies and to banks and other regulated financial institutions may be reviewed by various federal and state regulatory agencies.

         First Financial Bank was formed effective May 7, 1993 under Georgia law as a special purpose bank that will conduct only those activities permitted for "credit card banks" under the Federal Bank Holding Company Act, as amended (the "BHC Act"). Under the BHC Act, FFMC may own a credit card bank without itself becoming subject to regulation as a bank holding company (or subject to related restrictions on the types of activities FFMC and its other subsidiaries may engage in) as long as the credit card bank: (a) engages only in credit card operations, (b) accepts no deposits other than time deposits of $100,000 or more, (c) maintains only one office that accepts deposits, and (d) does not engage in the business of making commercial loans. First Financial Bank operates within these limitations.

         First Financial Bank is subject to examination and regulation by the Georgia Department of Banking and Finance and applicable federal regulatory agencies, including the Federal Deposit Insurance Corporation ("FDIC"), which in 1993 approved First Financial Bank's application for FDIC deposit insurance. Certain activities of NaBANCO are subject to examination and regulation. In addition, certain minimum capital ratios must be maintained by First Financial Bank, and arrangements between First Financial Bank and its affiliates must be on terms at least as favorable as those available from independent third parties. In addition, First Financial Bank and NaBANCO continue to be subject to the VISA and MasterCard rules, including a requirement that First Financial Bank maintain adequate capital (currently $70 million) based on the merchant credit card processing volume settled through First Financial Bank.

INDUSTRY TRENDS

         The technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex, thus requiring large capital expenditures and resulting in an industry consolidation that is beneficial to FFMC. FFMC's customers are handling an expanding variety and rapidly growing volumes of transactions. This processing increasingly requires the use of sophisticated software, hardware and communication technologies. Third-party credit card processing and check verification services are being performed increasingly through electronic means, which provide faster and more reliable confirmations and quicker and more convenient transaction processing and settlement. Sophisticated technological and communication capabilities are also essential to permit the imaging, creation and effective management of large data bases. Likewise, within the health care and pharmaceutical claims industry, there is an increasing need for data to be available more rapidly in order to manage and pay for health care services.

         Significant capital commitments are becoming increasingly important in order to develop, maintain and update the systems (including software, hardware and communication equipment and methods) necessary to provide these technologically advanced services at a competitive price. Economies of scale are needed to justify these capital investments. In addition, as more on-line and other electronic delivery systems are used, it is becoming easier to serve a wider geographic area from centralized data processing centers. As a result of these developments, many institutions are contracting with outside specialists for these services, and many small information processing and handling organizations are consolidating with large providers of these services.

         FFMC believes that it can benefit from these trends by leveraging the collective capabilities developed through its varied, but related, services and products which lend themselves to cross-selling and to synergistic combinations. The Company also believes that its growing array of information services and products enhances its ability to provide a total solutions approach to many of its customers' needs.

EMPLOYEES

         At December 31, 1993, FFMC and its subsidiaries had approximately 11,500 employees. FFMC employees are not represented by a union. FFMC believes that relations with its employees are excellent. Although the demand for technical data processing personnel is high, the Company seeks to minimize the turnover of these and other key personnel by providing competitive compensation and benefits within its various geographic markets. FFMC emphasizes thorough documentation of its software programs and procedures to minimize any adverse effect of employee turnover.

PRODUCT DEVELOPMENT

         FFMC's capitalized expenditures for software development, purchase and modification totalled approximately $31 million in 1993, $27 million in 1992 and $16 million in 1991. The amounts prior to 1993 are exclusive of the development costs incurred by Basis during these years which were written off during 1992 in connection with the settlement of litigation with a vendor. In addition, costs of software maintenance, research and conceptualization have been expensed when incurred.

ITEM 2.  PROPERTIES.

         The Company's corporate headquarters at 3 Corporate Square, Atlanta, Georgia is under lease through June 1995, with renewal options available upon expiration. Approximately 95,000 square feet is leased, and FFMC has options to lease additional space in the building as it becomes available. The headquarters facilities are in good repair and in suitable condition for the purposes for which they are used.

         The Company leases over 200 operations facilities across the United States and two locations in Canada. Many of these facilities also contain sales and administrative offices. Included in these facilities are approximately 100 data processing and service centers and four warehouse storage areas. These facilities are under leases that have expiration dates ranging from 1994 to 2003, with most containing renewal options. The Company owns the FIRST HEALTH Strategies operations facility in Salt Lake City, Utah, and a First Image facility in London, Kentucky. All of FFMC's properties are in good repair and in suitable condition for the purposes for which they are used.

ITEM 3.  LEGAL PROCEEDINGS.

         There were no material legal proceedings involving FFMC or its property required to be disclosed herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of FFMC's shareholders during the fourth quarter of 1993.

EXECUTIVE OFFICERS

         Set forth below is information about FFMC's executive officers:



                                                                                                  OFFICER OF
      NAME                        AGE          POSITIONS WITH FFMC                                FFMC SINCE
      ----                        ---          -------------------                                ----------
Patrick H. Thomas                  51          Chairman of the Board, President                      1972
                                               and Chief Executive Officer

Richard D. Jackson                 57          Senior Executive Vice President and                   1989
                                               Chief Operations Officer

Stephen D. Kane                    50          Senior Executive Vice President, Chief                1988
                                               Administrative Officer and Secretary

M. Tarlton Pittard                 54          Senior Executive Vice President and Chief             1986
                                               Financial Officer

O. G. Greene                       52          Senior Executive Vice President, Deputy               1992
                                               Chief Operations Officer

Raymond A. Emmons                  43          Executive Vice President and Treasurer                1993

Randolph L. M. Hutto               45          Executive Vice President, General Counsel             1992

Richard Macchia                    42          Executive Vice President, Finance and                 1989
                                               Principal Accounting Officer

         Messrs. Thomas, Kane and Pittard have been principally employed as executive officers of FFMC for more than five years.

         Mr. Jackson assumed his present position in January 1993. He was Vice Chairman and Chief Executive Officer of Georgia Federal Bank, FSB ("Georgia Federal"), since July 1986 and became Senior Executive Vice President of FFMC in June 1989.

         Mr. Greene joined FFMC in June 1992. Previously, he served since 1991 as President and Chief Executive Officer of National Data Corporation and, from 1987 to 1991, as President and Chief Operating Officer, Financial Systems Division for Unisys Corporation.

         Mr. Emmons assumed his present position with FFMC in June 1993. From May 1989 until such time, he served as Executive Vice President and Chief Financial Officer of Georgia Federal. Previously, Mr. Emmons was Senior Vice President, Chief Financial Officer and Treasurer of BarclaysAmerican where he was employed since 1979.

         Mr. Hutto joined FFMC in January 1992 as Executive Vice President, Secretary and General Counsel. Previously he had been a partner with the law firm of Sutherland, Asbill and Brennan, FFMC's principal outside counsel, since 1985.

         Mr. Macchia assumed his present position with FFMC in September 1991. From December 1989 until such time, he served as Senior Vice President and Chief Financial Officer, Commercial Services, then a division of FFMC. From 1985 until he joined FFMC, Mr. Macchia was Executive Vice President, Chief Financial Officer, Secretary and a Director of MicroBilt Corporation.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


       FFMC's $.10 par value common stock is traded on the New York Stock Exchange under the symbol "FFM." The high and low prices for the Company's common stock for each quarter during the last two years were as follows:

                                         1993                          1992
                                       -------                       -------
Quarter Ended                       High        Low               High       Low
- -------------                      ------      -----             ------     -----
March 31                          44 1/4       38 1/4            33 1/8     26 3/8
June 30                           42 3/8       36                29 7/8     24 3/4
September 30                      55 1/8       42 3/8            35 5/8     29 3/4
December 31                       58 1/2       50 1/2            44 5/8     31 1/2


         The closing sale price for the Company's common stock on March 11, 1994 was $57 1/2 per share, with approximately 1,755 holders of record as of that date.

         In 1989 the Company established a policy of making semi-annual dividend payments to shareholders and the Company's Board of Directors has since declared semi-annual cash dividends of $.05 per share ($.033 per share prior to the three-for-two stock split distributed in March 1992). The Company's ability to pay dividends is limited by a covenant in FFMC's debt facility. The dividend amount permitted under the covenant, however, significantly exceeds the Company's current cash dividend payment levels. The Company expects to pay future cash dividends semi-annually depending upon the Company's pattern of growth, profitability, financial condition, and other factors which the Board of Directors may deem appropriate.

     ITEM 6.  SELECTED FINANCIAL DATA.


                    FIRST FINANCIAL MANAGEMENT CORPORATION

     The following data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's merger with International Banking Technologies, Inc. ("IBT") in August 1993 has been accounted for as a pooling of interests and, accordingly, the following information (including share information) has been restated to include both FFMC and IBT. During each of the periods presented below, FFMC has made various acquisitions, accounted for as purchases, which affect the comparability of information presented. For additional information concerning the Company's acquisitions, see Note B to the consolidated financial statements. In addition, in 1992 the Company disposed of one of its two business segments and recorded a loss in another business unit that was sold. These dispositions are outlined in Note C to the consolidated financial statements.

                                                                           Year Ended December 31,
                                                    -------------------------------------------------------------------
                                                          1993          1992           1991         1990         1989
                                                    -------------------------------------------------------------------
                                                                     (In thousands, except per share data)
    Income statement data:
     Revenues                                      $ 1,669,668   $ 1,425,256    $ 1,057,518   $  816,268   $  606,685
     Expenses                                       (1,453,911)   (1,360,150)*     (952,875)    (737,114)    (537,344)
                                                   -----------   -----------    -----------   ----------   ----------
     Income from continuing operations
        before income taxes                            215,757        65,106        104,643       79,154       69,341
     Income taxes                                       88,112        46,294         41,912       31,477       29,976
                                                   -----------   -----------    -----------   ----------   ----------
     Income from continuing operations             $   127,645   $    18,812    $    62,731   $   47,677   $   39,365
                                                   ===========   ===========    ===========   ==========   ==========
    Per share data:
    Income per share - continuing operations
     Primary                                       $      2.10   $      0.32 *  $      1.32   $     1.17   $     1.06
     Fully diluted                                        2.10          0.32 *         1.23         1.10         1.01
    Cash dividends per share                              0.10          0.10           0.07         0.07         0.07

    Weighted average common
     shares outstanding:
     Primary                                            60,796        58,874         47,400       40,812       37,223
     Fully diluted                                      60,845        59,058         53,035       48,110       44,916

    Balance sheet data (at year end):
     Total assets                                  $ 1,626,143   $ 1,554,661    $ 1,296,994   $1,105,216   $1,027,219
     Long-term debt, including
       current portion                                  14,713       155,255        152,057      207,785      202,804
     Convertible subordinated debentures                                                         166,834      172,500

     Total shareholders' equity                      1,247,964     1,119,892        997,536      600,671      500,829

    * Includes loss in business unit sold of $79,567 ($1.10 after-tax loss per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CONTINUING AND DISCONTINUED OPERATIONS

         The continuing operations of First Financial Management Corporation (the "Company" or "FFMC") consist of its information services businesses together with the corporate entity. These businesses provide a vertically integrated set of data processing, storage and management products for the capture, manipulation and distribution of information. Similarities exist among these businesses in the methods of providing services, in the customers served, and in the marketing activities utilized to obtain new customers. In addition, the Company continues to pursue further integration of its product and service offerings to gain competitive advantages. Services include merchant credit card authorization, processing and settlement; check guarantee and verification; debt collection and accounts receivable management; data imaging, micrographics and electronic data base management; health care claims processing and integrated management services; and the development and marketing of data communication and information processing systems, including in-store marketing programs and systems for supermarkets.

         Discontinued operations consist of the Company's previous financial services businesses, comprised of Georgia Federal Bank, FSB ("Georgia Federal"), formerly the largest thrift institution in Georgia, together with First Family Financial Services ("First Family"), which previously was Georgia Federal's regional consumer finance subsidiary.

         FFMC consummated several significant business transactions in 1993 that resulted from the Company's strategic reevaluation of its businesses completed during 1992. During the fourth quarter of 1992, the Company entered into agreements to sell First Family and Georgia Federal. These sales were consummated on November 10, 1992 and June 12, 1993, respectively. FFMC also agreed to sell Basis Information Technologies, Inc. ("Basis") during 1992's fourth quarter. Basis was the unit within the Company's information service businesses that provided data processing services to financial institutions. The sale of Basis was consummated on February 10, 1993.

         The terms of both the Georgia Federal and Basis sale agreements provided that the results of operations of these businesses after December 31, 1992 accrued to the respective purchasers. Accordingly, the Company's financial results do not include results for these businesses for the year ended December 31, 1993.

         Prior to entering into the agreement for the sale of Basis, the Company discontinued software development and wrote off related costs for a major product line in connection with the settlement of litigation with a vendor, the combination of which resulted in income of $13.8 million included in other revenues. Concurrently, the Company decided to explore the sale of Basis. In reviewing the potential market value of Basis, FFMC's management determined that a write-down of the carrying value of Basis' net assets was appropriate. Accordingly, the Company recognized a pretax loss of $79.6 million, an after-tax loss of $1.10 per share in 1992. Revenues attributable to Basis were $113.8 million in 1992 and its contribution to income before income taxes, aside from the items mentioned above, was approximately $4.5 million.

         In August 1993, FFMC completed its merger with International Banking Technologies, Inc.

("IBT"). This business combination has been accounted for as a pooling of interests and, accordingly, the following discussions include IBT as a part of FFMC's continuing operations for all periods presented.

RESULTS OF OPERATIONS

         The following discussions pertain to the Company's continuing operations.

1993 Compared with 1992

         FFMC's revenues increased 17% to $1.7 billion in 1993 from $1.4 billion in the prior year. Excluding Basis' 1992 revenues, the revenue growth rate for the year was 27%. Income from continuing operations increased to $127.6 million in 1993 from $18.8 million in 1992. Excluding the Basis asset write-down from the prior year's results, income from continuing operations increased 53% in 1993 compared with the prior year. Income per share from continuing operations increased to $2.10 per share in 1993, compared with $.32 in 1992. Per share earnings increased 48% over 1992 excluding the Basis write-down.

         The effect on the year-to-year revenue comparison of excluding Basis' 1992 revenues is largely offset by the incremental 1993 revenue contributions from the 1992 acquisitions of ALTA Health Strategies, Inc., renamed as FIRST HEALTH Strategies ("Strategies"), in April 1992 and TeleCheck Services, Inc. and its principal franchisee, Payment Services Company - U.S. (collectively referred to as "TeleCheck"), in July 1992. As a result, the 17% increase in revenues in 1993 is all attributable to internal growth.

         The internal growth in 1993 was due primarily to significant volume growth within FFMC's existing businesses which more than offset continued pricing pressures in several of FFMC's product areas. The Company's merchant services areas experienced strong volume growth in its credit card services and check verification and guarantee businesses. Record new customer volume was added from marketing efforts, including national, regional and local merchants. In addition, FFMC continued to cross-sell the multiple product offerings within its merchant services area, which resulted in the signing of additional national merchants to processing contracts. FFMC also experienced volume growth in its health care services area, with increases in claims processing for both public and private sectors. Health care businesses received contract awards or began claims processing under previously awarded contracts during 1993. The Company's imaging business experienced volume growth in 1993, which competitive pricing pressure partially offset to produce a small increase in revenues for the year.

         FFMC demonstrated the leveragibility of its businesses by translating the revenue increases, despite the pricing pressures noted above, into higher percentage rate increases in pretax income, thereby producing higher pretax margins. The Company's pretax margin was 12.9% in 1993 compared with a 10.2% pretax margin in 1992 (excluding the Basis write-down). Margins were also favorably influenced by the Company's continued emphasis on expense controls and the successful integration of acquisitions completed in 1992. Depreciation and amortization expenses declined 8% in 1993 primarily due to the inclusion of Basis in 1992. General and administrative expenses increased only 2% for the year (and decreased as a percent of revenues) as the Company enjoyed the benefit of the restructuring of its corporate infrastructure which occurred as a result of the 1992 strategic evaluation of the Company.

         The impact of the revenue increases and the expansion of margins in 1993 was enhanced by lower net interest expense during 1993. FFMC experienced lower borrowing levels in 1993, as a substantial portion of its debt obligations were repaid during the second quarter from cash received from the sale of businesses. Proceeds from these sales, along with increased cash generated from operations, resulted in higher levels of cash investments during the second half of 1993 which favorably impacted the Company's net interest expense for the year.

         FFMC adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes," effective January 1, 1993. The Company elected the prospective method of adoption allowable under FAS 109 instead of restating prior period results. The cumulative effect on the Company's results of operations of adopting FAS 109 was not material, and no adjustment was recorded. In addition, the Omnibus Budget Reconciliation Act of 1993 (the "1993 Act") was signed into law during 1993 which contained several provisions which affected the Company's 1993 income tax expense.

         The Company's effective tax rate decreased 1.5% in 1993 to 40.8%. The comparable prior year rate of 42.3% excludes the impact of the Basis write-down. The decrease, which occurred despite the 1% increase in the federal corporate tax rate, is attributable to lower levels of nondeductible goodwill, lower effective state tax rates and other favorable impacts of the 1993 Act and the Company's tax strategies.

1992 Compared with 1991

         FFMC's revenues increased 35% to $1.4 billion in 1992 from $1.1 billion in 1991, primarily from new business acquisitions and revenue growth within existing businesses. Both income from continuing operations and related per share amounts decreased in 1992 compared with 1991's results. However, excluding the Basis asset write-down of $79.6 million, the Company's 1992 income from continuing operations increased 33% to $83.5 million from the $62.7 million reported in 1991. Fully diluted income per share from continuing operations, excluding the Basis write-down, increased 15% to $1.42 from $1.23 in 1991.

         Revenue growth from business acquisitions in 1992 resulted primarily from the Company's acquisition of Strategies (April 1992) and TeleCheck (July
1992). Existing businesses expanded revenues in 1992 from volume increases as a result of new customers and expanded business with existing customers. The merchant credit card processing area benefited from an increase in retail activity during the 1992 holiday season in the fourth quarter. Health care services experienced increased claims processing volume and received several new long-term contracts with government agencies and became fully operational on several other processing contracts.

         Higher personnel costs within the newly acquired Strategies and TeleCheck businesses in 1992 caused operating expenses, as a percentage of service revenues, to increase in 1992 over the prior year. In addition, 1992's business acquisitions increased goodwill amortization from prior year levels. Interest expense (net of interest income) declined in 1992 due to lower interest rates and reduced borrowing levels due to the conversion of all of the Company's convertible subordinated debentures into common stock in October 1991, and repayment of borrowings under FFMC's revolving credit facility from the cash proceeds received from the First Family sale.

         FFMC's continuing operations, excluding the Basis asset write-down, generated 1992 earnings before taxes of $144.7 million, a pretax margin of 10.2%. This margin is consistent with the 9.9% pre-tax margin on earnings before income taxes of $104.6 million in 1991. The Company's 1992 effective tax rate of 71.1% was substantially above the federal statutory rate due to the nondeductibility of the majority of the Basis asset write-down. Excluding the effect of the write-down, FFMC's provision for income taxes from continuing operations increased to 42.3% in 1992 from 40.1% in 1991. This increase was due primarily to increased state income taxes, lower IBT Subchapter S income taxed at the shareholder level, and lower tax credits.

ECONOMIC FLUCTUATIONS

         The Company's business is somewhat insulated from economic fluctuations due to recurring revenues from long-term service contracts, and the fact that the Company's services often result in cost savings for its customers. The slow growth, but steadily improving economic environment during 1993 benefited FFMC's results, as the Company experienced higher year-to-year processing volumes, particularly in its merchant services area. The results of FFMC's health care services area have not been significantly affected by recent reform oriented developments in that industry.

         The Company's business is not seasonal, except that its revenues, earnings and margins are favorably affected in the fourth quarter, primarily by increased merchant credit card and check volume during the holiday season.

         Although FFMC cannot precisely determine the impact of inflation on its operations, inflation affects the Company through increased costs of employee compensation and other operating expenses. In addition, competition for employees with data processing skills, programming expertise, and other technical knowledge contributes to increased costs in some parts of the country. To the extent permitted by the Company's service contracts, these increases in costs are passed along to customers in the form of periodic price increases. FFMC's revenues from merchant credit card processing and check verification and guarantee services are generally a percentage of the dollar volume of transactions processed. The Company's operating margins on these services are therefore relatively insulated from the effects of inflation on merchant prices for goods and services. As a result, the Company has not been significantly affected by inflation.

CAPITAL RESOURCES AND LIQUIDITY

         The following discussions pertain to the Company's continuing operations, and the effects on cash flows of FFMC's business dispositions.

         Cash generated from operating activities increased 42% in 1993 to $207 million, as compared with the $146 million generated in 1992 and $121 million in 1991. This increase was due primarily to increased income from continuing operations. FFMC reinvests cash in its businesses, principally for property and equipment additions, software development and customer conversions.
Amounts reinvested totalled $80 million in 1993 compared with $78 million in 1992 and $67 million in 1991. The Company anticipates that the level of these capital investments in its existing businesses for 1994 will be similar to 1993 amounts. Cash from operating activities exceeded non-acquisition investing activities by $128 million in 1993, $68 million in 1992, and $53 million in 1991.

         FFMC activated its credit card bank, First Financial Bank ("FFB"), during the second quarter of 1993 with a required initial capitalization of $70 million. The capitalization of FFB is based upon requirements of bank card associations given the size of FFMC's credit card processing operations. The primary purpose of FFB is to support the Company's merchant services activities, a function previously provided by Georgia Federal Bank. Except for the support FFB provides for FFMC's merchant services activities, FFB does not conduct any significant banking activities, accept deposits from unaffiliated parties, or engage in lending activities. FFB's capitalization and activities comply with applicable regulatory requirements and restrictions.

         The Company received $345 million in cash in 1993 through dividends from its discontinued operation and from the sale of businesses, after expenses, that were completed during 1993. The Company also had received $150 million in cash from Georgia Federal during 1992, comprised of a $100 million dividend and a $50 million payment toward the settlement of income tax liabilities from the sale of First Family which were paid by FFMC during 1993. The Company utilized these proceeds to repay $154 million of long-term debt obligations in 1993 and $146 million in 1992, including all outstanding borrowings under FFMC's revolving credit facility. The Company's long-term debt to equity ratio dropped to 1.2% at December 31, 1993 from 13.9% at December 31, 1992.

         Cash consideration paid for business acquisitions (net of cash acquired), including amounts paid related to acquisitions completed in prior years, utilized $92 million in 1993, $267 million in 1992 and $72 million in 1991. The Company funded the 1993 acquisitions from cash resulting from operations and from cash balances generated from the sale of businesses. FFMC utilized capital markets and borrowings under debt arrangements to supplement excess cash generated from operations to fund its acquisition program in 1992.

         FFMC has potential obligations under certain acquisition agreements to pay future consideration to the former shareholders of specified acquired businesses. Any such payments will be due only if the acquired entity's results of operations exceed specified targeted levels which are generally set substantially above the historical experience of the acquired entity. Thus, any such payments will not negatively impact the Company's financial position.

         The Company currently has available lines of credit of $460 million; no borrowings were outstanding under these arrangements at December 31, 1993. These arrangements consist primarily of a $450 million unsecured revolving credit facility. This facility has a term ending in June 1995, with two possible one year extensions, and allows FFMC flexibility to reduce borrowing levels with excess cash funds which are not immediately utilized for business investments. Remaining excess cash funds are invested in short-term interest-bearing securities.

         The Company continued its practice established in 1989 of paying semi-annual $.05 per share cash dividends to shareholders, maintaining a constant dividend rate per share despite a three-for-two stock split effective March 31, 1992.

         FFMC's cash and cash equivalents of $186 million at December 31, 1993, except for cash and cash equivalents in its credit card bank (currently $80 million), are available for acquisitions and general corporate purposes. If suitable opportunities arise for additional acquisitions the Company may use cash, draw on its credit facilities, or use common stock or other securities as payment of all or part of the consideration for such acquisitions, or FFMC may seek additional funds in the equity or debt markets. The Company believes that its current level of cash and future cash flows from operations are sufficient to meet the needs of its existing businesses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data filed as a part of this Form 10-K are listed in the Index to Consolidated Financial Information.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         FFMC has not filed or been required to file a Form 8-K reporting a change of accountants or reporting a disagreement on any matter of accounting principles or practices or financial statement disclosures.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning the nominees for Directors of FFMC is contained under "Election of Directors" at page 4 in FFMC's Proxy Statement for the April 27, 1994 Annual Meeting of Shareholders and is incorporated herein by reference in response to the information required by this item.

         Information concerning the Executive Officers of FFMC is contained in a separate section captioned "Executive Officers" in Part I of this Report and is incorporated herein by reference in response to the information required by this item.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information set forth under "Compensation Related Matters" at page 5 in FFMC's Proxy Statement for the April 27, 1994 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under "Voting Securities" and "Election of Directors" (regarding ownership of FFMC stock) at pages 1 and 4, respectively, in FFMC's Proxy Statement for the April 27, 1994 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under "Certain Transactions" at page 15 in FFMC's Proxy Statement for the April 27, 1994 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1)     FINANCIAL STATEMENTS

           The financial statements filed as a part of this Form 10-K are listed in the Index to Consolidated Financial Information.

(A)(2)     FINANCIAL STATEMENT SCHEDULES

           The schedules required under Article 5 of Regulation S-X are listed in the attached Index to Consolidated Financial
           Information.  All other schedules are omitted because they are either not applicable or the information is presented in the financial statements or notes thereto.

(A)(3)     EXHIBITS

3.1        Restated Articles of Incorporation, as amended.  (Filed on May 14, 1992 as an exhibit to the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated herein by reference.)

3.2        Articles of Correction to the Articles of Amendment to the Restated Articles of Incorporation of First Financial
           Management Corporation through September 29, 1993 (filed on November 12, 1993 as an exhibit to the Registrant's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

3.3        Bylaws, as amended through July 28, 1993 (filed on November 12, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

4.1        See Article V of the Registrant's Restated Articles of Incorporation, as amended, and Articles 1, 2 and 9 of the
           Registrant's Bylaws, as amended, listed as Exhibits 3.1, 3.2 and 3.3, respectively.

4.2*       FFMC Savings Plus Plan, as amended and restated, effective January 1, 1991 (filed on November 5, 1990 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-37532) and incorporated herein by reference).

4.3        Credit Agreement, dated as of June 25, 1992, among the Registrant, each of the banks named therein, and The Chase
           Manhattan Bank (National Association) as agent for such banks.  The Schedules and Exhibits to this Credit Agreement are identified on a list of schedules and exhibits contained at the end of the Table of Contents to such Agreement, which list is incorporated herein by reference.  All schedules and exhibits were omitted for purposes of filing but will be furnished supplementally to the Commission upon request (filed on August 14, 1992 as an exhibit to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference).

4.4        Warrant Agreement, dated June 15, 1989, between the Registrant and Wachovia Bank and Trust Company, N.A. (filed on June
           19, 1989 as an exhibit to Registrant's Registration Statement on Form S-3 (File No. 33-29267) and incorporated herein by reference).

4.5        Amendment dated September 5, 1989, to the Warrant Agreement, dated June 15, 1989, by and between the Registrant and
           Wachovia Bank and Trust Company, N.A. (filed on September 6, 1989 as an exhibit to Amendment No. 1 to Registrant's
           Registration Statement on Form S-3 (File No. 33-29267) and incorporated herein by reference).

4.6        Commitment Letter dated December 21, 1993, from Wachovia Bank of Georgia, extending the maturity of a $10 million line of credit to the Registrant along with the Letter Agreement in like amount dated June 23, 1993.

10.1       Agreement and Plan of Merger, dated July 6, 1992, by and among the Registrant, PSC Acquisition Corporation and Payment
           Services Company - U.S. (filed on November 16, 1992 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 1992 and incorporated herein by reference).  The schedules to the Agreement and Plan of
           Merger were omitted, but were identified in a list included therein and will be furnished supplementally to the
           Commission upon request.

10.2       Stock Purchase Agreement, dated as of December 31, 1992, between First Financial Management Corporation and FIserv, Inc.,
           as amended by Amendment No. 1 to Stock Purchase Agreement dated as of February 10, 1993 (filed on February 25, 1993 as an exhibit to the Registrant's Current Report on Form 8-K that reported this February 10, 1993 stock sale and incorporated herein by reference).

10.3       Stock Purchase Agreement, dated as of December 20, 1992, among First Financial Management Corporation, First Union
           Corporation and First Union Corporation of Georgia.  The schedules to the Stock Purchase Agreement are identified on a list of schedules included with the Agreement and have been omitted for purposes of this filing, but will be furnished supplementally to the Commission upon request (filed on March 31, 1993 as an exhibit to the Registrant's Annual Report on
           Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4       Lease between the Northwestern Mutual Life Insurance Company, as lessor, and Endata, Inc., as lessee, dated December 23,
           1985 for Endata, Inc.'s headquarters at 501 Great Circle Road, Nashville, Tennessee (filed on March 31, 1986 as an exhibit to Endata, Inc.'s Annual Report on Form 10-K for 1985 (File No. 0-11357) and incorporated herein by reference).

10.5       Lease between Parkway, Ltd., as landlord, and National Bancard Corporation, as tenant, dated December 28, 1987, together with Addendum to Lease Agreement, dated February 22, 1988, for the NaBANCO Building in Sunrise, Florida (filed on March
           14, 1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

10.6       Sublease, dated January 7, 1983, between National Bancard Corporation (NaBANCO) as the tenant and assignee of The Chase
           Manhattan Bank, N.A., and Broadhollow Realty Company, as the landlord and assignee of Allstate Insurance Company, covering NaBANCO's center on

           Bayliss Road in Melville (previously known as Huntington), New York, including as Exhibit D thereto the primary Lease, dated September 3, 1975, pursuant to which the Sublease was made, and a related agreement modifying the primary Lease, together with two amendments to the Sublease, dated December 22, 1986 and June 15, 1988, respectively (filed on March 27,
           1990 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

10.7       Lease, together with related Rider, dated February 6, 1989, between Rowe Properties-Data Limited Partnership, as Lessor, and The Computer Company as Lessee, covering First Health Services Corporation's facilities at Innsbrook Corporate Center in Glen Allen, Virginia, together with a Guaranty, dated February 2, 1989, guaranteeing Lessor's obligations under the
           Lease (filed on March 27, 1990 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December
           31, 1989 and incorporated herein by reference).

10.8       Lease, dated February 28, 1990, as amended by the First Amendment dated June 22, 1990, between Frank J. Hanna, Jr., as
           Lessor, and Nationwide Credit, Inc. (Nationwide), as Lessee, covering Nationwide's headquarters facility at 2258
           Northwest Parkway, Marietta, Georgia.  (1)

10.9*      The Registrant's 1982 Incentive Stock Plan, as amended through January 31, 1990.  (1)

10.10*     The Registrant's 1988 Incentive Stock Plan, as amended through January 30, 1991.  (1)

10.11*     First Financial Management Corporation Performance Units Incentive Plan, as amended through May 1, 1991 (filed on
           November 14, 1991 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
           1991 and incorporated herein by reference).

10.12*     Directors' Restricted Stock Award Plan, together with Form of Director's Restricted Stock Award Agreement (filed on March
           31, 1987 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).

10.13*     1990 Directors' Stock Option Plan.  (Filed on August 14, 1990 as an exhibit to the Registrant's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.)

10.14*     Endata, Inc. Amended Stock Option Plan (filed on October 17, 1986 as an exhibit to Post-Effective Amendment No. 1 to
           Endata, Inc.'s Registration Statement on Form S-8 (File No. 2-97925) and incorporated herein by reference), together with an Amendment to Endata Inc.'s Amended Stock Option Plan, dated October 30, 1987, and two forms of letters specifying the manner in which each Endata, Inc. Stock Option was converted into an option to purchase the Registrant's stock and forms of the Endata Incentive and Non-Qualified Stock Option Agreements (filed on March 14, 1988 as an exhibit to the
           Registrant's Annual Report on Form 10-K for the year ended December 31,1987 and incorporated herein by reference).

10.15*     FFMC 1990 Employee Stock Purchase Plan adopted December 15, 1989, as amended on October 24, 1990 (1), and amendment thereto adopted on July 24, 1991, effective October 1, 1991 (filed on August 14, 1991 as an exhibit to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference).

10.16*     Employment Agreement, dated January 31, 1989, between the Registrant and Patrick H. Thomas (filed on March 31, 1989 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.17*     Employment Agreement, dated January 31, 1989, between the Registrant and M. Tarlton Pittard (filed on March 31, 1989 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.18*     Employment Agreement, dated February 15, 1991, Termination of prior Employment Agreement, Termination of Employee Death
           Benefit Agreement, and First Amendment to Deferred Compensation Agreement, all between the Registrant (or Georgia Federal
           Bank, FSB) and Richard D. Jackson.  (1)

10.19*     Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards under the 1988 Incentive Stock Plan, on January 31 1990, to M. Tarlton Pittard and Richard D. Jackson.  (1)

10.20*     Non-Qualified Stock Option, dated February 5, 1988, granted by the Registrant to Patrick H. Thomas (filed on March 14,
           1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

10.21*     Form of Non-Qualified Stock Option Agreement as issued to the Registrant's Executive Officers under the 1988 Incentive
           Stock Plan.

10.22*     Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards under the 1988 Incentive Stock Plan on May 1, 1991, to Richard D. Jackson, M. Tarlton Pittard and Stephen D. Kane (filed on
           August 14, 1991 as an exhibit to the Registrant's Quarterly Report on Form 10-K for the quarter ended June 30, 1991 and incorporated herein by reference).

10.23*     Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards on
           January 31, 1989 under the 1988 Incentive Stock Plan:  Patrick H. Thomas, M. Tarlton Pittard and Stephen D. Kane (filed on March 31, 1989 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.24      Resolution of the Compensation Committee of the Registrant's Board of Directors, dated June 24, 1993, accelerating to
           December 31, 1993 the date on which restrictions lapsed on stock awards previously issued to Patrick H. Thomas, M.
           Tarlton Pittard and Stephen D. Kane.

10.25*     Employment Agreement, dated January 29, 1992, between the Registrant and Stephen D. Kane.  (2)

10.26      Agreement, dated May 7, 1993, by and among National Bancard Corporation, CMSC Corporation and First Financial Bank (filed on May 14, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).

10.27      Agreement, Plan of Reorganization and Plan of Merger, dated as of July 28, 1993 by and among First Financial Management
           Corporation, Tomahawk Acquisition Corporation, Pennant Acquisition Corporation, International Banking Technologies, Inc.,
           Prime Consulting Group, Inc. and The Shareholders of International Banking Technologies, Inc. and Prime Consulting Group,
           Inc.  The Schedules to this Agreement, Plan of Reorganization and Plan of Merger are identified on a list of schedules contained at the end of the Table of Contents to such Agreement, which list is incorporated herein by reference.  All schedules were omitted for purposes of filing but will be furnished supplementally to the Commission upon request (filed on August 13, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.28*     Employment Agreement, dated March 22, 1994, between the Registrant and Patrick H. Thomas.

10.29*     Restricted Stock Award Agreement between the Registrant and Patrick H. Thomas covering an award under the 1988
           Incentive Stock Plan on March 22, 1994.

10.30*     Restricted Stock Award Agreement between the Registrant and Patrick H. Thomas covering an award under the 1988 Incentive
           Stock Plan on March 22, 1994.

10.31*     Non-Qualified Stock Option, dated March 22, 1994, granted by the Registrant to Patrick H. Thomas.

11.1       Statement regarding computation of net income per share.

22.1       List of Subsidiaries.

24.1       Consent of Independent Auditors.

28.1       Annual Report on Form 11-K for the FFMC Savings Plus Plan (to be filed by amendment).

_____________________________


     * Indicates management contract or compensatory plan or arrangement.

   (1) Filed on April 1, 1991 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

   (2) Filed on March 23, 1992 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.


(B)        REPORTS ON FORM 8-K

           The Company did not file any current report on Form 8-K during the quarter ended December 31, 1993.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1994.

                          FIRST FINANCIAL MANAGEMENT CORPORATION

                               By:  /s/ Patrick H. Thomas
                                  ------------------------------------------
                                    Patrick H. Thomas
                                    Chairman of the Board, President
                                    and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                   TITLE                                        DATE
- --------------------------------           -----------------------------                     --------------------
/s/ Patrick H. Thomas                      Chairman of the Board,                            March 28, 1994
- ----------------------------               President and Chief Executive Officer
Patrick H. Thomas

/s/ M. Tarlton Pittard                     Senior Executive Vice President,                  March 28, 1994
- -----------------------------              Chief Financial Officer and Director
M. Tarlton Pittard

/s/ Richard Macchia                        Executive Vice President                          March 28, 1994
- ----------------------------               and Principal Accounting Officer
Richard Macchia

/s/ George L. Cohen                        Director                                          March 28. 1994
- ---------------------------
George L. Cohen

/s/ Robert E. Coleman                      Director                                          March 28, 1994
- --------------------------
Robert E. Coleman

/s/ Jack R. Kelly, Jr.                     Director                                          March 28, 1994
- -------------------------------
Jack R. Kelly, Jr.

/s/ Henry A. Leslie                        Director                                          March 28, 1994
- -----------------------------
Henry A. Leslie

/s/ Charles B. Presley                     Director                                          March 28, 1994
- -----------------------------
Charles B. Presley

                                           Director
- -----------------------------
Jack A. Skarupa

/s/ Virgil R. Williams                     Director                                          March 28, 1994
- -----------------------------
Virgil R. Williams

                     FIRST FINANCIAL MANAGEMENT CORPORATION


                  INDEX TO CONSOLIDATED FINANCIAL INFORMATION


FINANCIAL STATEMENTS:

                                                                                                 Page in this
                                                                                                 10-K Report
                                                                                                 ------------
        Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27

        Consolidated Balance Sheets at December 31, 1993
          and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

        Consolidated Statements of Income for the Years
          Ended December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . . . . . . . . . .       29

        Consolidated Statements of Shareholders'
          Equity for the Years Ended
          December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

        Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . .       31

        Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .       32


SUPPLEMENTARY INFORMATION - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) . . . . . . . . . . . . .       43

SCHEDULES:

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44

Schedule II - Amounts Receivable from Related Parties . . . . . . . . . . . . . . . . . . . . . .       45

Schedule VIII - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . .       46

Schedule X - Supplementary Income Statement Information . . . . . . . . . . . . . . . . . . . . .       47

All other schedules (as required under Article 5 of Regulation S-X) are omitted because they are either not applicable or the information is presented in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
First Financial Management Corporation
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of First Financial Management Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Financial Management Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

        As discussed in Note A to the financial statements, the Company changed its method of accounting for income taxes in 1993 to conform with Statement of Financial Accounting Standards No. 109.





DELOITTE & TOUCHE

Atlanta, Georgia
January 28, 1994

                     FIRST FINANCIAL MANAGEMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                               -------------------------
                                                                     1993           1992
                                                               -----------     ---------
                                                                  (Dollars in thousands)
     ASSETS
     Current Assets:
     Cash and cash equivalents                                 $  186,263     $   16,823
     Accounts receivable, net of allowance for doubtful
        accounts of $4,043 (1993) and $5,183 (1992)               323,130        220,421
     Prepaid expenses and other current assets                     87,797         52,840
     Net assets of discontinued operations                                       254,338
                                                               ----------     ----------
          Total Current Assets                                    597,190        544,422
     Property and equipment, net                                  134,804        143,430
     Excess of cost over fair value of assets acquired,
        less accumulated amortization of $52,001 (1993)
        and $45,332 (1992)                                        647,746        621,017
     Customer contracts, less accumulated amortization
        of $31,806 (1993) and $29,899 (1992)                      140,124        125,324
     Other assets                                                 106,279        120,468
                                                               ----------     ----------
                                                               $1,626,143     $1,554,661
                                                               ==========     ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
     Accounts payable and accrued expenses                     $  278,637     $  171,505
     Income taxes payable                                          10,563         62,475
     Current portion of long-term debt                              6,218        147,533
                                                               ----------     ----------
          Total Current Liabilities                               295,418        381,513
     Long-term debt, less current portion                           8,495          7,722
     Deferred income taxes payable                                 63,347         39,955
     Other liabilities                                             10,919          5,579
                                                               ----------     ----------
            Total Liabilities                                     378,179        434,769
                                                               ----------     ----------
     Commitments
     Shareholders' Equity:
       Common stock, $.10 par value; authorized
         150,000,000 shares, issued 59,881,709
         shares (1993) and 59,503,310 shares (1992)                 5,988          5,950
       Paid-in capital                                            828,699        820,212
       Retained earnings                                          413,928        294,381
       Treasury stock at cost, 20,000 shares                         (651)          (651)
                                                               ----------     ----------
            Total Shareholders' Equity                          1,247,964      1,119,892
                                                               ----------     ----------
                                                               $1,626,143     $1,554,661
                                                               ==========     ==========

     See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                        Year Ended December 31,
                                                              ------------------------------------------
                                                                     1993         1992         1991
                                                              ------------------------------------------
                                                              (In thousands, except per share amounts)
    REVENUES
    Service revenues                                          $ 1,543,004  $ 1,316,668   $  998,326
    Product sales                                                 116,798       92,011       57,274
    Other                                                           9,866       16,577        1,918
                                                              -----------  -----------   ----------
                                                                1,669,668    1,425,256    1,057,518
                                                              -----------  -----------   ----------
    EXPENSES
    Operating                                                   1,283,839    1,107,094      826,254
    General and administrative                                     23,870       23,449       20,720
    Cost of products sold                                          70,570       58,033       34,596
    Depreciation and amortization                                  75,926       82,567       58,716
    Loss in business unit sold                                                  79,567
    Interest, net                                                    (294)       9,440       12,589
                                                              -----------  -----------   ----------
                                                                1,453,911    1,360,150      952,875
                                                              -----------  -----------   ----------
    Income from continuing operations
       before income taxes                                        215,757       65,106      104,643
    Income taxes                                                   88,112       46,294       41,912
                                                              -----------  -----------   ----------
    Income from continuing operations                             127,645       18,812       62,731

    Income from discontinued operations, net of taxes                           36,900       30,737
    Loss on sale of discontinued operations, net of taxes                       (6,818)
                                                              -----------  -----------   ----------
         Net income                                           $   127,645  $    48,894   $   93,468
                                                              ===========  ===========   ==========
    INCOME PER SHARE - PRIMARY
    Continuing operations                                           $2.10        $0.32   $     1.32
    Discontinued operations                                                       0.51         0.65
                                                              -----------  -----------   ----------
        Net income                                            $      2.10  $      0.83   $     1.97
                                                              ===========  ===========   ==========
    INCOME PER SHARE - FULLY DILUTED
    Continuing operations                                     $      2.10  $      0.32   $     1.23
    Discontinued operations                                                       0.51         0.60
                                                              -----------  -----------   ----------
        Net income                                            $      2.10  $      0.83   $     1.83
                                                              ===========  ===========   ==========

    See notes to consolidated financial statements.

                    FIRST FINANCIAL MANAGEMENT CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                     Common Stock                                 Treasury Stock
                                                  -----------------     Paid-in    Retained    -------------------
                                                  Shares     Amount     Capital    Earnings      Shares     Cost         Total
                                                  -------------------------------------------------------------------------------
                                                                                (In thousands)
    Balance, January 1, 1991
     As previously reported by FFMC               41,640     $4,164    $430,988    $168,279      (207)    ($2,760)   $  600,671
     Pooling of interests with International
        Banking Technologies, Inc. (IBT)           1,000        100       1,936       1,145                               3,181
                                                  -------------------------------------------------------------------------------
    Balance, January 1, 1991, as restated         42,640      4,264     432,924     169,424      (207)     (2,760)      603,852
     Stock offering                                6,503        650     144,150                                         144,800
     Subordinated debentures converted             7,298        730     161,493                                         162,223
     Purchase of treasury shares                                                                 (237)     (4,406)       (4,406)
     Stock issued in acquisitions                                           183                    18         300           483
     Shares issued under stock compensation
        plans, net of forfeitures                    270         27       2,855                                           2,882
     Shares issued for employee stock
        purchase plan                                 42          4         488                                             492
     Cash dividends ($.07 per share)                                                 (3,224)                             (3,224)
     IBT shareholder distributions                                                   (3,034)                             (3,034)
     Net income                                                                      93,468                              93,468
                                                  -------------------------------------------------------------------------------
    Balance, December 31, 1991                    56,753      5,675     742,093     256,634      (426)     (6,866)      997,536
     Stock issued in acquisitions                  2,058        206      59,420                   426       6,866        66,492
     Stock warrants exercised                        389         39      10,329                                          10,368
     Shares issued under stock compensation
        plans, net of forfeitures                    256         25       7,130                                           7,155
     Shares issued for employee stock
        purchase plan                                 47          5       1,240                                           1,245
     Cash dividends ($.10 per share)                                                 (5,817)                             (5,817)
     IBT investment in FFMC common stock                                                          (20)       (651)         (651)
     IBT shareholder distributions                                                   (5,330)                             (5,330)
     Net income                                                                      48,894                              48,894
                                                  -------------------------------------------------------------------------------
    Balance, December 31, 1992                    59,503      5,950     820,212     294,381       (20)       (651)    1,119,892
     Stock issued in acquisitions                     50          5       2,343                                           2,348
     Stock warrants exercised                         50          5       1,328                                           1,333
     Shares issued under stock compensation
        plans, net of forfeitures                    227         23       2,902                                           2,925
     Shares issued for employee stock
        purchase plan                                 52          5       1,914                                           1,919
     Cash dividends ($.10 per share)                                                 (5,932)                             (5,932)
     IBT shareholder distributions                                                   (2,166)                             (2,166)
     Net income                                                                     127,645                             127,645
                                                  -------------------------------------------------------------------------------
    Balance, December 31, 1993                    59,882     $5,988    $828,699    $413,928       (20)      ($651)   $1,247,964
                                                  ===============================================================================

    See notes to consolidated financial statements.

                    FIRST FINANCIAL MANAGEMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                       ---------------------------------
                                                                          1993         1992         1991
                                                                       -------      -------      -------
                                                                                 (In thousands)
    Cash and cash equivalents at January 1                            $ 16,823     $ 75,392     $ 26,780
                                                                      --------     --------     --------
    CASH FLOWS FROM OPERATING ACTIVITIES
     Income from continuing operations                                 127,645       18,812       62,731
     Adjustments to reconcile to net cash provided by
      operating activities:
        Depreciation and amortization                                   75,926       82,567       58,716
        Interest expense allocated to discontinued operations             (636)      (3,878)      (5,208)
        Loss in business unit sold                                                   79,567
        Other non-cash items                                            (3,008)         477        2,152
        Increase (decrease) in cash, net of effects from
         acquisitions and dispositions, resulting from changes in:
          Accounts receivable                                          (98,293)     (48,072)       6,523
          Prepaid expenses and other assets                             (1,580)      (7,219)     (13,364)
          Accounts payable and accrued expenses                         85,414       10,194      (15,586)
          Income tax accounts                                           21,827       13,785       24,664
                                                                      --------     --------     --------
         Net cash provided by continuing operating activities          207,295      146,233      120,628
                                                                      --------     --------     --------
    CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under long-term debt arrangements                                   140,000       10,000
     Principal payments on long-term debt                             (154,447)    (146,078)     (70,860)
     Proceeds from issuance of common stock                              1,333       10,368      144,800
     Purchase of treasury shares                                                       (651)      (4,406)
     Payments of other liabilities                                      (8,394)     (13,442)     (12,523)
                                                                      --------     --------     --------
         Net cash provided by (used in) financing activities          (161,508)      (9,803)      67,011
                                                                      --------     --------     --------
    CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions, net of cash received                                (70,184)    (232,618)     (54,102)
     Payments related to businesses previously acquired                (22,017)     (34,862)     (17,831)
     Proceeds, net of expenses, from sale of business                   86,817
     Proceeds and dividends received from discontinued
       operations, net of expenses and taxes paid                      208,688      150,421
     Additions to property and equipment, net                          (35,368)     (32,289)     (28,534)
     Software development and customer conversions                     (44,283)     (45,651)     (38,560)
                                                                      --------     --------     --------
         Net cash provided by (used in) investing activities           123,653     (194,999)    (139,027)
                                                                      --------     --------     --------

    Change in cash and cash equivalents                                169,440      (58,569)      48,612
                                                                      --------     --------     --------

    Cash and cash equivalents at December 31                          $186,263     $ 16,823     $ 75,392
                                                                      ========     ========     ========
    CASH PAID DURING THE YEAR FOR
     Income taxes                                                     $ 62,590     $ 33,220     $ 21,282
     Interest                                                            5,183       13,446       28,036

    See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of First Financial Management Corporation and its wholly-owned subsidiaries (the "Company" or "FFMC"). All material intercompany profits, transactions, and balances have been eliminated.

        The Company's continuing operations operate in a single business segment ("Information Services") providing a vertically integrated set of data processing, storage and management products for the capture, manipulation and distribution of information. Services include merchant credit card authorization, processing and settlement; check guarantee and verification; debt collection and accounts receivable management; data imaging, micrographics and electronic data base management; health care claims processing and integrated management services; and the development and marketing of data communication and information processing systems, including in-store marketing programs and systems for supermarkets.

        In 1993, FFMC formed First Financial Bank ("FFB"), its credit card bank, whose only significant business purpose is to support the Company's merchant services activities. FFB does not conduct any other significant banking activities, accept deposits from unaffiliated parties, or engage in lending activities.

DISCONTINUED OPERATIONS

        In 1993, FFMC completed the sale of its Financial Services businesses (see Note C - Dispositions). For purposes of the consolidated financial statements, net amounts for these businesses have been presented separately as discontinued operations.

CASH EQUIVALENTS

        Cash equivalents, which consist of investment grade debt instruments with an original maturity of three months or less, are stated at cost which approximates market value. FFMC utilizes primarily repurchase agreements of government or mortgage-backed securities for its short-term cash investments. Cash and cash equivalents at December 31, 1993 include approximately $80 million in FFB, of which $70 million relates to FFB's current capital requirements.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost, less accumulated depreciation or amortization which is provided on a straight-line basis over the lesser of the useful life of the related assets or lease term.

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED

        The excess of cost over fair value of assets acquired represents the excess of the cost of acquired businesses over the value assigned to tangible and identifiable intangible assets, and is amortized on a straight-line basis, primarily over 40 years.

CUSTOMER CONTRACT COSTS

        Customer contract costs represent the costs assigned to purchased customer contracts, and are amortized on a straight-line basis over the estimated average lives of the contracts (10-15 years).

OTHER ASSETS

        The principal components of other assets include software development costs and customer conversion costs, both of which are amortized on a straight-line basis over four years.

INCOME TAXES

        FFMC adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes," effective January 1, 1993. Under FAS 109, deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which such differences are expected to reverse. The Company elected the prospective method of adoption allowable under FAS 109 instead of restating prior period results. No cumulative effect on the Company's results of operations from adopting FAS 109 was recorded because it was insignificant. Prior to January 1, 1993 deferred income taxes were provided in accordance with Accounting Principles Board Opinion No. 11.

REVENUE RECOGNITION

        Service revenues are recognized as services are performed and product sales (data processing equipment and related software enhancements) are recognized upon delivery. Interchange fees incurred in the settlement of merchant credit card transactions are included in operating expenses.

INCOME PER SHARE

        Income per share amounts on a primary basis are computed by dividing income amounts by the weighted average number of common and common equivalent shares (when dilutive) outstanding during the period. Common stock equivalents consist of shares issuable under the Company's stock option plans and in connection with outstanding warrants. Income per share amounts on a fully diluted basis give effect to the conversion of outstanding convertible subordinated debentures through the date of their actual conversion in 1991 (after elimination of related after-tax interest expense). Weighted average shares for all periods reflect the shares issued in 1993 to effect FFMC's merger with International Banking Technologies, Inc., which was accounted for as a pooling of interests. Weighted average shares used in income per share computations were as follows (in thousands):

                                                                               Year Ended December 31,
                                                                    --------------------------------------------
                                                                         1993            1992          1991
                                                                         ----            ----          ----
         Weighted average shares outstanding:
         -----------------------------------
                 Primary                                              60,796           58,874        47,400
                 Fully diluted                                        60,845           59,058        53,035

B.       BUSINESS COMBINATIONS AND ACQUISITIONS

        FFMC completed the following business combinations and asset acquisitions:

                                                                                   Consideration
                                                                    -----------------------------------------
                                                                                           FFMC Common Stock
                                                                                           -----------------
                                                                                           Dollar
Businesses and Assets Acquired                Month                 Total      Cash        Value       Shares
- ------------------------------                -----                 -----------------------------------------
                                                                                  (In thousands)
1993:
- ----
International Banking Technologies (IBT)      August             $ 46,000                 $46,000       1,000
Credit card processing contracts                                   32,937   $ 32,937
TeleCheck franchise entities                                       20,136     15,436
Other                                                              44,157     27,063
                                                                 --------   --------      -------       -----
                                                                 $143,230   $ 75,436      $46,000       1,000
                                                                 ========   ========      =======       =====
1992:
- ----
First Health Strategies (Strategies)          April              $112,534   $ 59,641      $52,893       1,998
TeleCheck Services (TeleCheck)                July                156,123    142,795       13,328         470
Credit card processing contracts                                   10,367     10,367
Other                                                              28,015     28,015
                                                                 --------   --------      -------       -----
                                                                 $307,039   $240,818      $66,221       2,468
                                                                 ========   ========      =======       =====
1991:
- ----
Kalvar Corporation                            October            $ 23,425   $ 13,425
Credit card processing contracts                                   24,301     24,301
Other                                                              18,411     17,661
                                                                 --------   --------
                                                                 $ 66,137   $ 55,387
                                                                 ========   ========

         All of the outstanding common stock was acquired for each of the businesses noted in the table above. Other consideration, not separately listed in the table, consists of promissory notes and accounts payable totalling $21.8 million and $10.7 million for acquisitions in 1993 and 1991, respectively.

         The merger with IBT was accounted for as a pooling of interests and, accordingly, the Company's financial statements include the accounts and operations of IBT for all periods presented. Prior to the combination, IBT was a Subchapter S Corporation and included no income taxes in its financial statements since its income was taxed at the shareholder level. Also, IBT owned shares of FFMC common stock for investment purposes prior to the merger with FFMC which have been reclassified as treasury stock in the accompanying balance sheets. Results of IBT included with FFMC's consolidated results are as follows:

                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                               1993                 1992                 1991
                                                          ---------------------------------------------------
                                                                             (In thousands)
Revenues                                                    $28,080              $20,546              $21,398
Income from continuing operations                             4,489                3,051                4,429


         All other business combinations and asset acquisitions have been accounted for as purchases, and their results have been included in the results of the Company's continuing operations from the effective dates of acquisition. The following table summarizes the pro forma results of operations of the Company as if the Company's acquisitions of Strategies and TeleCheck had occurred on January 1, 1991. All other acquisitions have been excluded due to their immaterial effect. This pro forma information is not necessarily indicative of what the combined operations would have been if the Company had control of such combined businesses for the periods presented.

                                                                                  Year Ended December 31,
                                                                        ------------------------------------------
                                                                                 1992                    1991
                                                                        ------------------------------------------
                                                                         (In thousands, except per share amounts)

    Revenues                                                               $1,530,251              $1,308,094
    Income from continuing operations                                          17,044                  56,647
    Income per share from continuing operations:
         Primary                                                                  .29                    1.12
         Fully Diluted                                                            .29                    1.06


    The acquired entities provide the following types of information services and products: IBT, in-store marketing programs and systems for supermarkets; Strategies, health care management services; TeleCheck, check guarantee and verification services; Kalvar Corporation, micrographics and other data imaging services. The Company also acquired four companies that previously held TeleCheck franchises and purchased merchant credit card processing contracts from six different companies during these periods. Other acquisitions include twenty-one entities that expanded the Company's markets and service offerings in data imaging and micrographics, retail information processing systems, and information management systems and services to hospitals and Medicare programs.

                                                                           Year Ended December 31,
                                                           ---------------------------------------------------
                                                              1993                 1992                 1991
                                                           ---------------------------------------------------
                                                                              (In thousands)
Details of businesses acquired:
    Fair value of assets acquired                         $136,070             $407,274              $91,694
    Liabilities recorded                                   (38,840)            (100,235)             (25,557)
    Less acquisitions notes and accounts payable           (21,794)                                  (10,750)
    Less value of common stock issued                                           (66,221)
    Less cash acquired                                      (5,252)              (8,200)              (1,285)
                                                          --------             --------              -------
    Net cash paid for acquisitions                        $ 70,184             $232,618              $54,102
                                                          ========             ========              =======

         The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded if and when earned as "excess of cost over fair value of assets acquired."

         Acquisitions consummated in 1993 have a maximum of approximately $50 million in additional contingent consideration payable based upon the achievement of targeted revenue or profit levels for various periods through 1999. Additionally, cash was paid and shares of FFMC common stock were distributed totalling $10.7 million in 1993, $6.5 million in 1992 and $4.0 million in 1991 related to businesses acquired prior to 1993 which have maximum remaining contingent consideration totalling approximately $20 million, payable through 1995.

C.       DISPOSITIONS

During the fourth quarter of 1992, FFMC sold or signed agreements to sell the following businesses:


BUSINESS SOLD                            DATE SALE COMPLETED       PROCEEDS TO FFMC
- -------------                            -------------------       ----------------
                                                                   (BEFORE SALE EXPENSES)
Georgia Federal Bank, FSB               June 12, 1993              $269 million in cash
("Georgia Federal")


First Family Financial Services         November 10, 1992          $248 million in cash to Georgia
("First Family," formerly a                                        Federal which paid FFMC in 1992
subsidiary of Georgia Federal)                                     a $100 million cash dividend and
                                                                   $50.4 million in cash for the
                                                                   settlement of income tax liabilities
                                                                   related to the First Family sale



Basis Information Technologies,         February 10, 1993          $96.5 million, 50% in cash and 50%
Inc. ("Basis")                                                     in common stock of the buyer
                                                                   (subsequently sold June 1, 1993)

     Georgia Federal and First Family formerly comprised FFMC's Financial Services business segment. Georgia Federal was the largest thrift institution in Georgia, and First Family was a regional consumer finance company. For purposes of the consolidated financial statements, net amounts for these businesses have been presented as discontinued operations. The assets and liabilities of these businesses are included in the December 31, 1992 balance sheet as net assets of discontinued operations. Interest expense was allocated to the Company's discontinued operations for each of the periods presented, including the 1993 period prior to the completion of the Georgia Federal sale. This allocation was based on the net assets of discontinued operations relative to the sum of the consolidated net assets plus long term debt of continuing operations, none of which was directly attributable to specific operations.
The agreement for the sale of Georgia Federal provided that the results of operations of Georgia Federal after December 31, 1992 accrued to the buyer. Revenues attributable to FFMC's discontinued operations were $184.5 million in 1992 and $173.9 million in 1991, and income from discontinued operations was net of income taxes of $20.5 million in 1992 and $18.0 million in 1991.

     Basis provided data processing services to financial institutions, and prior to its sale was included in FFMC's continuing operations in the accompanying consolidated financial statements. The agreement for the sale of Basis provided that Basis' results of operations after December 31, 1992 would accrue to the buyer. Prior to entering into the stock purchase agreement for the sale of Basis, the Company discontinued software development and wrote off related costs for a major product line in connection with the settlement of litigation with a vendor, the combination of which resulted in income of $13.8 million included in other revenues in 1992. Concurrently, FFMC decided to explore the sale of Basis. In reviewing the market value of Basis, the Company's management determined that a write-down of the carrying value of Basis' net assets was appropriate and recognized a fourth quarter 1992 pretax loss of $79.6 million.

D.   PROPERTY AND EQUIPMENT

                                                                       December 31,
                                                               ------------------------
                                                                   1993            1992
                                                                   ----            ----
                                                                     (In thousands)
         Equipment                                             $183,294        $208,135
         Furniture and fixtures                                  23,616          21,439
         Leasehold improvements                                  15,805          16,294
         Land and buildings                                      15,139          16,940
                                                               --------        --------
                                                                237,854         262,808
         Less accumulated depreciation and amortization        (103,050)       (119,378)
                                                               ---------       --------
                                                               $134,804        $143,430
                                                               ========        ========

         Amounts charged to expense for the depreciation and amortization of property and equipment were $30.6 million, $31.9 million and $25.3 million, respectively, for the years ended December 31, 1993, 1992 and 1991.

E.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                    December 31,
                                                                              -----------------------
                                                                                  1993           1992
                                                                                  ----           ----
                                                                                  (In thousands)
         Accounts payable, including merchant settlements                     $174,627       $ 55,930
         Accrued costs of businesses acquired                                   36,630         30,806
         Compensation and benefit liabilities                                   30,834         25,914
         Other accrued expenses                                                 36,546         58,855
                                                                              --------       --------
                                                                              $278,637       $171,505
                                                                              ========       ========

         The accounts payable balance at December 31, 1993 includes $105.3 million in credit card settlements due to merchants from FFB. Related amounts due to FFB from credit card associations totalling $101.5 million are included in FFMC's accounts receivable balance at December 31, 1993.

F.       LONG-TERM DEBT

                                                                                     December 31,
                                                                               ----------------------
                                                                                  1993           1992
                                                                                  ----           ----
                                                                                  (In thousands)
         Revolving credit facility                                             $             $140,000
         Other obligations                                                      14,713         15,255
                                                                               -------       --------
                                                                                14,713        155,255
         Less:  current portion                                                 (6,218)      (147,533)
                                                                               -------       --------
                                                                               $ 8,495       $  7,722
                                                                               =======       ========

         FFMC has an unsecured revolving credit facility totalling $450 million. The facility has a term through June 1995 (with two possible one year extensions), with borrowings due at the end of the term.

Borrowings at December 31, 1992 were classified as current due to the Company's intention to repay these borrowings in 1993. Interest rates for borrowings under the facility are established based on floating market rates in effect at the time of borrowing. The facility contains covenants which require the Company to meet certain financial tests and restrict certain activities in the future, none of which are expected to significantly affect the Company's operations. At December 31, 1993, the Company was in compliance with all of these covenants. The Company also has a separate $10 million unsecured line of credit available to cover short-term operating cash needs. Other obligations consist of equipment notes payable and capitalized lease obligations. These obligations have interest rates ranging from 2% to the prime commercial lending rate, and are due at various dates through 2003.

         Maturities of long-term debt at December 31, 1993 are due as follows:
$6.2 million in 1994; $1.5 million in 1995; $4.9 million in 1996; $.9 million in 1997; $.6 million in 1998; and $.6 million in all periods thereafter.

G.       LEASES AND CONTINGENCIES

         The Company leases certain of its facilities and equipment under operating lease agreements. Lease terms generally range from one to seven years and substantially all agreements contain renewal options. Total rent expense for operating leases was $37.6 million, $41.9 million and $32.5 million for the years ended December 31, 1993, 1992 and 1991, respectively. Minimum rental commitments at December 31, 1993 under operating leases having an initial or remaining noncancelable term of one year or more are as follows:

Due during year ending December 31,
- -----------------------------------
(In thousands)
         1994     . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $39,883
         1995     . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,891
         1996     . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,564
         1997     . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,599
         1998     . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,304
         Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,196
                                                                                 --------
         Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $155,437
                                                                                 ========

         Additionally, one of the Company's merchant services businesses leases supermarket space which it concurrently leases to its bank customers. The lease terms, renewal options, and rent escalation provisions of the Company's lease to the bank generally mirror the corresponding provisions of the Company's lease from the supermarket. Lease rentals received exceed lease payments and the terms of the leases are generally for noncancelable initial terms of five years. Total lease payments to supermarkets were $5.7 million, $4.7 million, and $4.4 million for the years ended December 31, 1993, 1992 and 1991, respectively, and remaining obligations under supermarket leases as of December 31, 1993 are as follows: $6.8 million in 1994; $6.6 million in 1995; $5.7 million in 1996; $4.9 million in 1997; $3.5 million in 1998; and $2.9 million in all periods thereafter.

         A state has attempted to prematurely terminate its Medicaid claims processing contract with the Company. Management contends such action is improper, intends to pursue its rights under the contract and expects the ultimate outcome will not have a material negative impact on the Company's financial statements.

H.       INCOME TAXES


The provision for income taxes for continuing operations includes:


                                                                         Year Ended December 31,
                                                          ---------------------------------------------------
                                                               1993                 1992                 1991
                                                          ---------------------------------------------------
                                                                             (In thousands)
Current tax expense:
    Federal                                                 $59,444              $30,759              $21,151
    State                                                     8,237                7,904                4,687
                                                            -------              -------              -------
                                                             67,681               38,663               25,838
                                                            -------              -------              -------
Deferred tax expense:
    Federal                                                  18,044                6,732               14,172
    State                                                     2,387                  899                1,902
                                                            -------              -------              -------
                                                             20,431                7,631               16,074
                                                            -------              -------              -------
                                                            $88,112              $46,294              $41,912
                                                            =======              =======              =======



The Company's effective tax rates for continuing operations differ from statutory rates as follows:

                                                                            Year Ended December 31,
                                                          ---------------------------------------------------
                                                               1993                1992                 1991
                                                          ---------------------------------------------------
Federal statutory rate                                         35.0%               34.0%                34.0%
    State income taxes, net of
      federal income tax benefit                                4.6                 4.9                  4.2
    Non-deductible amortization of intangible assets            2.4                 3.5                  3.3
    Non-deductible loss in business unit sold                                      28.8
    IBT Subchapter S income                                    (0.4)               (0.7)                (1.4)
    Other                                                      (0.8)                0.6
                                                               ----                ----                 ----
Effective tax rate                                             40.8%               71.1%                40.1%
                                                               ====                ====                 ====

         In years prior to 1993, deferred income taxes arose from the recognition of certain income and expenses for tax purposes in years different from those in which they are recognized in the financial statements. The tax effects of these timing differences, which are deducted from (added to) the amount currently payable in determining the provision for taxes on income, are as follows:

                                                                                    Year Ended December 31,
                                                                             --------------------------------
                                                                                   1992                  1991
                                                                             --------------------------------
                                                                                       (In thousands)
Depreciation and amortization                                                   $ 6,179              $  2,275
Software and conversion costs                                                     2,474                11,966
Other asset sales                                                                   576                   725
Restricted stock awards                                                          (1,214)                  287
Other                                                                              (384)                  821
                                                                                -------              --------
                                                                                $ 7,631              $ 16,074
                                                                                =======              ========


         Deferred tax assets and liabilities at December 31, 1993 consist of net noncurrent deferred tax liabilities of $63.3 million and net current deferred tax assets (included in prepaid expenses and other current assets) of $22.3 million. There is no valuation allowance. Principal components of deferred tax items, as aggregated under FAS 109, are as follows:

                                                                              December 31, 1993
                                                                              -----------------
                                                                               (In thousands)
Deferred tax liabilities:
  Differences between book and tax bases of:
    Capitalized software development                                              $20,921
    Property and equipment                                                         16,771
    Customer contracts                                                             10,723
    Capitalized customer conversions                                                8,050
    Excess of cost over fair value of assets acquired                               4,103
    Other                                                                           3,055
Deferred tax assets:
  Differences between book and tax bases of:
    Accrued expenses                                                              (20,245)
    Other                                                                          (2,397)
                                                                                  -------
     Net deferred tax liability                                                   $40,981
                                                                                  =======


         During 1993, the Internal Revenue Service completed its examinations of the Company's 1986 and 1987 federal income tax returns, with no material negative impact to the Company. In addition, the Internal Revenue Service is currently conducting its examinations of FFMC's 1988 and 1989 federal income tax returns, for which no report has been issued. While the results of the 1988 and 1989 examinations are not currently determinable, the management of the Company believes the results will not have a material effect on the Company's financial position or results of operations.

I.       SHAREHOLDERS' EQUITY

         On August 18, 1993, FFMC issued 1,000,000 unregistered shares of its common stock related to the Company's merger with International Banking Technologies, Inc.

         On January 29, 1992, the Company's Board of Directors authorized a stock split of each two $.10 par value shares into three $.10 par value shares of the Company's common stock and increased the number of authorized shares from 100 million to 150 million. The split was distributed on March 31, 1992 to holders of record on March 2, 1992. All share and per share data have been restated to reflect this stock split.

         In June 1989, the Company sold 6.3 million shares of its common stock to an investment banking firm, resulting in net proceeds to the Company of $120.1 million. These shares were issued with warrants to subscribe for up to
2.1 million additional common shares at $26.67 per share. A total of 1.6 million shares remained under warrant at December 31, 1993, with such warrants exercisable during specified periods in 1994 and 1995.

         During 1988, the Company issued $172.5 million of 7% convertible subordinated debentures due 2013 convertible into shares of the Company's common stock. On October 9, 1991, the Company completed the retirement of these debentures (following a call for redemption) totally through conversion into common stock, resulting in the issuance of 7.3 million shares. Related conversion costs and unamortized issuance costs totalling $4.6 million were charged to paid-in capital.

         In July 1991, the Company completed an equity offering of 6.5 million shares of its common stock, resulting in net proceeds to the Company of $144.8 million.

         The Company's Articles of Incorporation authorizes 5,000,000 shares of preferred stock, none of which are issued. Also, the Company's ability to pay dividends on its common stock is limited by a covenant in its revolving credit facility. The dividend amount permitted under the covenant, however, significantly exceeds the Company's current cash dividend payment levels.

J.       STOCK OPTIONS AND AWARDS

         The Company has various plans that provide for the granting of stock options and restricted shares to certain officers, employees and non-employee members of the Company's Board of Directors. A total of 5.9 million shares of FFMC common stock has been authorized for issuance under these plans. The Company has reserved the appropriate number of shares of common stock to accommodate these plans and other outstanding options.

         Options to purchase shares of the Company's common stock are generally granted at not less than the common stock's fair market value at the date of grant, have ten-year terms, and become exercisable in five equal annual increments beginning six months after the grant date. In connection with the Company's acquisitions, outstanding options under certain stock option plans were assumed. These options were converted to options to purchase shares of FFMC common stock and are exercisable on specified conditions and at specified times not later than ten years from the date of grant.

         A summary of stock option transactions is as follows:

                                                                      Year Ended December 31,
                                                    ---------------------------------------------------------
                                                              1993                 1992                 1991
                                                    ---------------------------------------------------------
Shares under option at January 1                         1,692,241            1,629,803            1,783,272
    Granted                                                155,714              275,668              228,000
    Canceled                                               (78,172)             (61,959)            (145,682)
    Exercised                                             (507,875)            (151,271)            (235,787)
                                                         ---------            ---------            ---------
Shares under option at December 31                       1,261,908            1,692,241            1,629,803
                                                         =========            =========            =========
Average price of options exercised                       $   14.34            $   11.00            $    9.26

At December 31:
    Price range of outstanding options
        From                                             $    1.53            $    1.53            $    3.19
        To                                               $   48.13            $   31.88            $   28.00
    Options exercisable                                    889,869            1,124,520              801,660

        Common stock awards have restrictions that generally expire after two to five years of continuous service from the grant date. The value of the awards is determined using closing prices of the Company's common stock on the grant date, and is amortized to expense on a straight-line basis over the restriction period. The unamortized portion of such awards is reported as a reduction in paid-in capital.

        A summary of stock award transactions is as follows:

                                                                       Year Ended December 31,
                                                     --------------------------------------------------------
                                                              1993                 1992                 1991
                                                     --------------------------------------------------------
Restricted shares at January 1                             590,483              569,997              586,969
    Granted                                                  9,837              128,239               89,040
    Canceled                                               (19,500)             (23,208)              (8,208)
    Vested                                                (410,884)             (84,545)             (97,804)
                                                           -------              -------              -------
Restricted shares at December 31                           169,936              590,483              569,997
                                                           =======              =======              =======
Value of restricted shares granted (in thousands)          $   419              $ 4,035              $ 2,155



K.  EMPLOYEE BENEFIT PLANS

        The Company maintains a defined contribution savings and profit sharing plan covering substantially all employees. The savings component of the plan provides a tax deferred amount for each participant consisting of an employee elective contribution and a matching amount provided by the Company. The profit sharing component consists of a Company contribution for each eligible participant. The profit sharing contribution and the extent of the Company's savings plan match are based on the Company's financial performance. The aggregate amounts charged to expense in connection with this plan were $2.4 million in 1993, $2.0 million in 1992 and $1.3 million in 1991.

        The Company has an employee stock purchase plan for which a total of 2,250,000 unissued shares have been reserved for purchase. Monies accumulated through payroll deductions elected by eligible employees are used to effect quarterly purchases of FFMC common stock at a 5% discount from the lower of the market price at the beginning or end of the quarter.

        The Company does not offer post-retirement health care or other insurance benefits for retired employees.

                     FIRST FINANCIAL MANAGEMENT CORPORATION
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                     (In thousands, except per share data)


                                                                   1993 By Quarter
                                                 ------------------------------------------------
                                                    First       Second        Third       Fourth
                                                 ----------   ----------   ----------  ----------
    Revenues                                    $ 348,469    $ 393,397    $ 420,946    $ 506,856
    Expenses                                     (311,909)    (345,807)    (364,050)    (432,145)
                                                ---------    ---------    ---------    ---------
    Income from continuing operations
       before income taxes                         36,560       47,590       56,896       74,711
    Income taxes                                   15,096       19,703       24,220       29,093
                                                ---------    ---------    ---------    ---------
    Income from continuing operations           $  21,464    $  27,887    $  32,676    $  45,618
                                                =========    =========    =========    =========
    Income per share from
       continuing operations                    $    0.35    $    0.46    $    0.54    $    0.75
                                                =========    =========    =========    =========



                                                                  1992 By Quarter
                                                 ------------------------------------------------
                                                    First       Second        Third       Fourth
                                                  ----------   ----------   ----------  ----------
    Revenues                                    $ 276,351    $ 332,875    $ 373,422    $ 442,608
    Loss in business unit sold                                                           (79,567)
    Other expenses                               (252,464)    (301,091)    (336,286)    (390,742)
                                                ---------    ---------    ---------    ---------
    Income (loss) from continuing operations
       before income taxes                         23,887       31,784       37,136      (27,701)
    Income taxes                                    9,852       13,191       15,147        8,104
                                                ---------    ---------    ---------    ---------
    Income (loss) from continuing operations       14,035       18,593       21,989      (35,805)
    Income from discontinued operations,
       net of taxes                                 8,679        9,184       10,747        8,290
    Loss on sale of discontinued
       operations, net of taxes                                                           (6,818)
                                                ---------    ---------    ---------    ---------
       Net income (loss)                        $  22,714    $  27,777    $  32,736    $ (34,333)
                                                =========    =========    =========    =========

    Income (loss) per share:
    Continuing operations                       $    0.25    $    0.31    $    0.37    $   (0.59)
    Discontinued operations                          0.15         0.16         0.18         0.02
                                                ---------    ---------    ---------    ---------
       Net income (loss)                        $    0.40    $    0.47    $    0.55    $   (0.57)
                                                =========    =========    =========    =========



    FFMC completed its merger with International Banking Technologies, Inc. ("IBT") during the third quarter of 1993. This merger has been accounted for as a pooling of interests. Accordingly, the previously reported results for all quarterly periods prior to the merger have been restated to combine the results of FFMC and IBT. Per share amounts have been recalculated after adding the shares of FFMC common stock issued to effect the merger to weighted average share amounts.

                          INDEPENDENT AUDITORS' REPORT





To The Board of Directors and Shareholders of
First Financial Management Corporation
Atlanta, Georgia

        We have audited the consolidated financial statements of First Financial Management Corporation and subsidiaries (the "Company") as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated January 28, 1994; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE

Atlanta, Georgia
January 28, 1994

                     FIRST FINANCIAL MANAGEMENT CORPORATION

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                 (IN THOUSANDS)


                                                                Deductions
                                    Balance at               -------------------               Balance
                                     Beginning               Amounts        Amounts         at End of Period
Name of Debtor                       of Period  Additions  Collected    Written Off     Current     Non-Current
- --------------                      ----------  ---------  ------------------------     -----------------------
Year Ended December 31, 1993:
- ----------------------------
David J. Cotcher (1)                       $50       $125       ----           ----        $175            ----

Virgil R. Williams (2)                    ----      1,248       ----           ----       1,248            ----

Equipment Technologies,
    Inc.,  ("ETI") (3)                    ----      1,425       ----           ----       1,425            ----


Year Ended December 31, 1992:
- ----------------------------
David J. Cotcher (1)                      ----         50       ----           ----          50            ----


There were no reportable items for the year ended December 31, 1991.

(1) David J. Cotcher is formerly the President of MicroBilt Corporation, a subsidiary of FFMC. These notes bear interest at a floating rate tied to the Federal short-term rate, as defined in the Internal Revenue Code of 1986, as amended (currently 3.9%), and are payable on demand.

(2) Virgil R. Williams was elected as a Director of the Registrant in 1993, and was previously a principal shareholder of International Banking Technologies, Inc. ("IBT"). IBT had this note receivable from Mr. Williams prior to its merger with FFMC; such merger was completed in August 1993. This note bears interest at eight percent and is payable on demand.

(3) ETI is a company 50% owned by Virgil R. Williams, a Director of the Registrant. IBT had loaned funds to ETI under a working capital line of credit prior to its merger with FFMC. Interest was payable at the prime commercial lending rate plus one percentage point. The entire balance of this loan, plus accrued interest, was repaid on February 28, 1994.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                      Additions, charged to:
                                                      ----------------------
                                       Balance at       Costs                                          Balance
                                        Beginning       and         Other                               at End
Description                             of Period     Expenses     Accounts (1)   Deductions (2)     of Period
- -----------                             ---------     --------     ------------   --------------     ---------
RELATED TO AMOUNTS
PRESENTED IN BALANCE
SHEET CAPTIONS:

Year Ended December 31, 1993
- ----------------------------
  Allowance for doubtful accounts         $ 5,183      $ 1,734          $   498        $ (3,372)      $  4,043
                                          =======      =======          =======        ========       ========

Year Ended December 31, 1992
- ----------------------------
  Allowance for doubtful accounts         $ 1,018      $ 4,202          $ 2,007        $ (2,044)      $  5,183
                                          =======      =======          =======        ========       ========

Year Ended December 31, 1991
- ----------------------------
  Allowance for doubtful accounts         $   991      $   441          $   426        $   (840)      $  1,018
                                          =======      =======          =======        ========       ========



(1) Additional amounts added during the year are from acquired businesses, representing balances at the date of acquisition.

(2)     Amounts represent write-offs.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (IN THOUSANDS)




                                                                       Charged to Costs and Expenses
                                                                          Year Ended December 31,
                                                        -----------------------------------------------------
                                                               1993                 1992                 1991
                                                        -----------------------------------------------------
1.  Maintenance and repairs                                 $18,859              $21,305              $18,304

2. Depreciation and amortization of intangible assets, preoperating costs and similar deferral:

        Amortization of excess of cost over fair
          value of assets acquired                           17,273               15,093               10,258

        Amortization of customer contracts                    9,819               10,684                8,771





Taxes (other than payroll and income taxes), royalties, and advertising costs did not exceed one percent of total revenues in any year presented.

                               INDEX TO EXHIBITS

                                                                                                               Sequentially
              Exhibits                                                                                         Numbered Page
              --------                                                                                         -------------
                 3.1        Restated Articles of Incorporation, as amended.  (Filed on May 14, 1992 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1992 and incorporated herein by reference.)

                 3.2        Articles of Correction to the Articles of Amendment to the Restated
                            Articles of Incorporation of First Financial Management Corporation
                            through September 29, 1993 (filed on November 12, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1993 and incorporated herein by reference).

                 3.3        Bylaws, as amended through July 28, 1993 (filed on November 12, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1993 and incorporated herein by reference).

                 4.1        See Article V of the Registrant's Restated Articles of Incorporation, as
                            amended, and Articles 1, 2 and 9 of the Registrant's Bylaws, as amended, listed as Exhibits 3.1, 3.2 and 3.3, respectively.

                 4.2*       FFMC Savings Plus Plan, as amended and restated, effective January 1,
                            1991 (filed on November 5, 1990 as an exhibit to the Registrant's
                            Registration Statement on Form S-8 (File No. 33-37532) and incorporated herein by reference).

                 4.3        Credit Agreement, dated as of June 25, 1992, among the Registrant, each of the banks named therein, and The Chase Manhattan Bank (National
                            Association) as agent for such banks.  The Schedules and Exhibits to this
                            Credit Agreement are identified on a list of schedules and exhibits contained at the end of the Table of Contents to such Agreement, which list is incorporated herein by reference.  All schedules and exhibits were omitted for purposes of filing but will be furnished supplementally to the Commission upon request (filed on August 14, 1992 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1992 and incorporated herein by reference).

                 4.4        Warrant Agreement, dated June 15, 1989, between the Registrant and
                            Wachovia Bank and Trust Company, N.A. (filed on June 19, 1989 as an exhibit to Registrant's Registration Statement on Form S-3 (File No.
                            33-29267) and incorporated herein by reference).

                                                                                                             Sequentially
               Exhibits                                                                                      Numbered Page
               --------                                                                                      -------------
                 4.5        Amendment dated September 5, 1989, to the Warrant Agreement, dated June
                            15, 1989, by and between the Registrant and Wachovia Bank and Trust
                            Company, N.A. (filed on September 6, 1989 as an exhibit to Amendment No.
                            1 to Registrant's Registration Statement on Form S-3 (File No. 33-29267)
                            and incorporated herein by reference).

                 4.6        Commitment Letter dated December 21, 1993, from Wachovia Bank of Georgia,              54
                            extending the maturity of a $10 million line of credit to the Registrant along with the Letter Agreement in like amount dated June 23, 1993.

                 10.1       Agreement and Plan of Merger, dated July 6, 1992, by and among the
                            Registrant, PSC Acquisition Corporation and Payment Services Company -
                            U.S. (filed on November 16, 1992 as an exhibit to the Registrant's
                            Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference).  The schedules to the Agreement and Plan of Merger were omitted, but were identified in a list included therein and will be furnished supplementally to the Commission upon request.

                 10.2       Stock Purchase Agreement, dated as of December 31, 1992, between First
                            Financial Management Corporation and FIserv, Inc., as amended by
                            Amendment No. 1 to Stock Purchase Agreement dated as of February 10, 1993
                            (filed on February 25, 1993 as an exhibit to the Registrant's Current
                            Report on Form 8-K that reported this February 10, 1993 stock sale and incorporated herein by reference).

                 10.3       Stock Purchase Agreement, dated as of December 20, 1992, among First
                            Financial Management Corporation, First Union Corporation and First Union
                            Corporation of Georgia.  The schedules to the Stock Purchase Agreement are identified on a list of schedules included with the Agreement and have been omitted for purposes of this filing, but will be furnished supplementally to the Commission upon request (filed on March 31, 1993 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

                 10.4       Lease between the Northwestern Mutual Life Insurance Company, as lessor, and Endata, Inc., as lessee, dated December 23, 1985 for Endata, Inc.'s headquarters at 501 Great Circle Road, Nashville, Tennessee (filed on
                            March 31, 1986 as an exhibit to Endata, Inc.'s Annual Report on Form 10-K for 1985 (File No. 0-11357) and incorporated herein by reference).


                                                                                                               Sequentially
              Exhibits                                                                                         Numbered Page
              --------                                                                                         -------------
                 10.5       Lease between Parkway, Ltd., as landlord, and National Bancard
                            Corporation, as tenant, dated December 28, 1987, together with Addendum to Lease Agreement, dated February 22, 1988, for the NaBANCO Building in
                            Sunrise, Florida (filed on March 14, 1988 as an exhibit to the
                            Registrant's Annual Report on Form 10-K for the year ended December 31,
                            1987 and incorporated herein by reference).

                 10.6       Sublease, dated January 7, 1983, between National Bancard Corporation
                            (NaBANCO) as the tenant and assignee of The Chase Manhattan Bank, N.A., and Broadhollow Realty Company, as the landlord and assignee of Allstate
                            Insurance Company, covering NaBANCO's center on Bayliss Road in Melville
                            (previously known as Huntington), New York, including as Exhibit D thereto the primary Lease, dated September 3, 1975, pursuant to which the
                            Sublease was made, and a related agreement modifying the primary Lease, together with two amendments to the Sublease, dated December 22, 1986 and
                            June 15, 1988, respectively (filed on March 27, 1990 as an exhibit to the
                            Registrant's Annual Report on Form 10-K for the year ended December 31,
                            1989 and incorporated herein by reference).

                 10.7       Lease, together with related Rider, dated February 6, 1989, between Rowe
                            Properties-Data Limited Partnership, as Lessor, and The Computer Company
                            as Lessee, covering First Health Services Corporation's facilities at
                            Innsbrook Corporate Center in Glen Allen, Virginia, together with a
                            Guaranty, dated February 2, 1989, guaranteeing Lessor's obligations under the Lease (filed on March 27, 1990 as an exhibit to the Registrant's
                            Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

                 10.8       Lease, dated February 28, 1990, as amended by the First Amendment dated
                            June 22, 1990, between Frank J. Hanna, Jr., as Lessor, and Nationwide
                            Credit, Inc. (Nationwide), as Lessee, covering Nationwide's headquarters facility at 2258 Northwest Parkway, Marietta, Georgia.  (1)

                 10.9*      The Registrant's 1982 Incentive Stock Plan, as amended through January
                            31, 1990.  (1)

                 10.10*     The Registrant's 1988 Incentive Stock Plan, as amended through January
                            30, 1991.  (1)

                 10.11*     First Financial Management Corporation Performance Units Incentive Plan,
                            as amended through May 1, 1991 (filed on November 14, 1991 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 1991 and incorporated herein by reference).


                                                                                                             Sequentially
               Exhibits                                                                                      Numbered Page
               --------                                                                                      -------------

                 10.12*    Directors' Restricted Stock Award Plan, together with Form of Director's
                           Restricted Stock Award Agreement (filed on March 31, 1987 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1986 and incorporated herein by reference).

                 10.13*    1990 Directors' Stock Option Plan.  (Filed on August 14, 1990 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 1990 and incorporated herein by reference.)

                 10.14*    Endata, Inc. Amended Stock Option Plan (filed on October 17, 1986 as an exhibit to Post-Effective Amendment No. 1 to Endata, Inc.'s Registration
                           Statement on Form S-8 (File No. 2-97925) and incorporated herein by reference), together with an Amendment to Endata Inc.'s Amended Stock
                           Option Plan, dated October 30, 1987, and two forms of letters specifying the manner in which each Endata, Inc. Stock Option was converted into an option to purchase the Registrant's stock and forms of the Endata Incentive and Non-Qualified Stock Option Agreements (filed on March 14, 1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended
                           December 31,1987 and incorporated herein by reference).

                 10.15*    FFMC 1990 Employee Stock Purchase Plan adopted December 15, 1989, as amended on October 24, 1990 (1), and amendment thereto adopted on July 24,
                           1991, effective October 1, 1991 (filed on August 14, 1991 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
                           30, 1991 and incorporated herein by reference).

                 10.16*    Employment Agreement, dated January 31, 1989, between the Registrant and
                           Patrick H. Thomas (filed on March 31, 1989 as an exhibit to the
                           Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1988 and incorporated herein by reference).

                 10.17*    Employment Agreement, dated January 31, 1989, between the Registrant and M.
                           Tarlton Pittard (filed on March 31, 1989 as an exhibit to the Registrant's
                           Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

                 10.18*    Employment Agreement, dated February 15, 1991, Termination of prior Employment
                           Agreement, Termination of Employee Death Benefit Agreement, and First Amendment
                           to Deferred Compensation Agreement, all between the Registrant (or Georgia
                           Federal Bank, FSB) and Richard D. Jackson. (1)

                                                                                                              Sequentially
                Exhibits                                                                                      Numbered Page
                --------                                                                                      -------------
                 10.19*    Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards under the 1988 Incentive Stock
                           Plan, on January 31 1990, to M. Tarlton Pittard and Richard D. Jackson.
                           (1)

                 10.20*    Non-Qualified Stock Option, dated February 5, 1988, granted by the
                           Registrant to Patrick H. Thomas (filed on March 14, 1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                           1987 and incorporated herein by reference).

                 10.21*    Form of Non-Qualified Stock Option Agreement as issued to the Registrant's                 58
                           Executive Officers under the 1988 Incentive Stock Plan.

                 10.22*    Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards under the 1988 Incentive Stock Plan on May 1, 1991, to Richard D. Jackson, M. Tarlton Pittard and Stephen D.
                           Kane (filed on August 14, 1991 as an exhibit to the Registrant's Quarterly
                           Report on Form 10-K for the quarter ended June 30, 1991 and incorporated herein by reference).

                 10.23*    Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards on January 31, 1989 under the 1988
                           Incentive Stock Plan:  Patrick H. Thomas, M. Tarlton Pittard and Stephen D.
                           Kane (filed on March 31, 1989 as an exhibit to the Registrant's Annual
                           Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

                 10.24     Resolution of the Compensation Committee of the Registrant's Board of                      60
                           Directors, dated June 24, 1993, accelerating to December 31, 1993 the date on which restrictions lapsed on stock awards previously issued to Patrick
                           H. Thomas, M. Tarlton Pittard and Stephen D. Kane.

                 10.25*    Employment Agreement, dated January 29, 1992, between the Registrant and
                           Stephen D. Kane.  (2)

                 10.26     Agreement, dated May 7, 1993, by and among National Bancard Corporation,
                           CMSC Corporation and First Financial Bank (filed on May 14, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).

                                                                                                           Sequentially
               Exhibits                                                                                    Numbered Page
               --------                                                                                    -------------

                 10.27     Agreement, Plan of Reorganization and Plan of Merger, dated as of July 28,
                           1993 by and among First Financial Management Corporation, Tomahawk
                           Acquisition Corporation, Pennant Acquisition Corporation, International
                           Banking Technologies, Inc., Prime Consulting Group, Inc. and The
                           Shareholders of International Banking Technologies, Inc. and Prime
                           Consulting Group, Inc.  The Schedules to this Agreement, Plan of
                           Reorganization and Plan of Merger are identified on a list of schedules contained at the end of the Table of Contents to such Agreement, which list is incorporated herein by reference.  All schedules were omitted for purposes of filing but will be furnished supplementally to the Commission upon request (filed on August 13, 1993 as an exhibit to the Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

                 10.28*    Employment Agreement, dated March 22, 1994, between the Registrant and
                           Patrick H. Thomas.                                                                    62

                 10.29*    Restricted Stock Award Agreement between the Registrant and Patrick H.
                           Thomas covering an award under the 1988 Incentive Stock Plan on March 22,
                           1994.                                                                                 73

                 10.30*    Restricted Stock Award Agreement between the Registrant and Patrick H.
                           Thomas covering an award under the 1988 Incentive Stock Plan on March 22,
                           1994.                                                                                 79

                 10.31*    Non-Qualified Stock Option, dated March 22, 1994, granted by the Registrant
                           to Patrick H. Thomas.                                                                 85

                 11.1      Statement regarding computation of net income per share.                              89

                 22.1      List of Subsidiaries.                                                                 91

                 24.1      Consent of Independent Auditors.                                                      95

                 28.1      Annual Report on Form 11-K for the FFMC Savings Plus Plan (to be filed by amendment).

                           _____________________________

                           * Indicates management contract or compensatory plan or arrangement.

                               (1) Filed on April 1, 1991 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

                               (2) Filed on March 23, 1992 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.