Form 10-Q
period 1994-03-31
FIRST FINANCIAL MANAGEMENT CORP
filed 1994-05-13
CIK 36326

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to _________________

                        Commission file number 1-10442


                    FIRST FINANCIAL MANAGEMENT CORPORATION
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             GEORGIA                                       58-1107864
  -----------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


   3 CORPORATE SQUARE, SUITE 700, ATLANTA, GEORGIA              30329
  ------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code    (404) 321-0120

                                NOT APPLICABLE
  ------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   ----
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
         Title of each class                        as of  May 2, 1994
   ----------------------------                 ----------------------------
   Common Stock, $.10 par value                          61,266,515

                     FIRST FINANCIAL MANAGEMENT CORPORATION



                                     INDEX


                                                                                      PAGE
PART I.          FINANCIAL INFORMATION                                               NUMBER
                                                                                     ------
Item 1           Consolidated Financial Statements:

                 Consolidated Balance Sheets at March 31, 1994
                 and December 31, 1993                                                  3

                 Consolidated Statements of Income for the
                 three months ended March 31, 1994 and 1993                             4

                 Consolidated Statements of Cash Flows for the
                 three months ended March 31, 1994 and 1993                             5

                 Notes to Consolidated Financial Statements                             6



Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                          8

PART II.         OTHER INFORMATION

Item 4           Submission of Matters to a Vote of Security Holders                   10

Item 6           Exhibits and Reports on Form 8-K                                      10

                        PART I.   FINANCIAL INFORMATION

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                             MARCH 31, 1994    DECEMBER 31, 1993
                                                             --------------    -----------------
     ASSETS                                                        (Dollars in thousands)
     Current Assets:
       Cash and cash equivalents                                 $  181,976           $  186,263
       Accounts receivable, net of allowance for doubtful
         accounts of $4,368 (1994) and $4,043 (1993)                348,314              323,130
       Prepaid expenses and other current assets                     89,139               87,797
                                                             --------------    -----------------
          Total Current Assets                                      619,429              597,190
     Property and equipment, net                                    133,269              134,804
     Excess of cost over fair value of assets acquired,
        less accumulated amortization of $56,580 (1994)
        and $52,001 (1993)                                          677,882              647,746
     Customer contracts, less accumulated amortization
        of $34,773 (1994) and $31,806 (1993)                        137,364              140,124
     Other assets                                                   116,367              106,279
                                                             --------------    -----------------
                                                                 $1,684,311           $1,626,143
                                                             ==============    =================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Accounts payable and accrued expenses                     $  293,711           $  278,637
       Income taxes payable                                          23,779               10,563
       Current portion of long-term debt                              4,425                6,218
                                                             --------------    -----------------
          Total Current Liabilities                                 321,915              295,418
     Long-term debt, less current portion                            11,651                8,495
     Deferred income taxes payable                                   63,882               63,347
     Other liabilities                                               10,064               10,919
                                                             --------------    -----------------
            Total Liabilities                                       407,512              378,179
                                                             --------------    -----------------
     Commitments
     Shareholders' Equity:
       Common stock, $.10 par value; authorized
         150,000,000 shares, issued 60,935,314
         shares (1994) and 59,881,709 shares (1993)                   6,094                5,988
       Paid-in capital                                              829,907              828,699
       Retained earnings                                            441,449              413,928
       Treasury stock at cost, 20,000 shares                           (651)                (651)
                                                             --------------    -----------------
            Total Shareholders' Equity                            1,276,799            1,247,964
                                                             --------------    -----------------
                                                                 $1,684,311           $1,626,143
                                                             ==============    =================


     See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------
                                                      1994                    1993
                                          ----------------          --------------
                                          (In thousands, except per share amounts)
    REVENUES:
    Service revenues                              $413,678                $322,929
    Product sales                                   18,818                  24,019
    Other                                              359                   1,521
                                          ----------------          --------------
                                                   432,855                 348,469
                                          ----------------          --------------
    EXPENSES:
    Operating                                      348,405                 271,940
    General and administrative                       4,803                   4,718
    Cost of products sold                           11,447                  15,330
    Depreciation and amortization                   21,937                  18,586
    Interest, net                                   (1,186)                  1,335
                                          ----------------          --------------
                                                   385,406                 311,909
                                          ----------------          --------------

    Income before income taxes                      47,449                  36,560
    Income taxes                                    19,928                  15,096
                                          ----------------          --------------
       Net Income                                 $ 27,521                $ 21,464
                                          ================          ==============


    Earnings per common share                     $   0.45                $   0.35
                                          ================          ==============


    See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                             1994            1993
                                                                     ------------    ------------
                                                                             (In thousands)
    Cash and cash equivalents at January 1                               $186,263        $ 16,823
                                                                     ------------    ------------

    Cash flows from operating activities:
     Net income                                                            27,521          21,464
     Adjustments to reconcile to net cash provided by
      operating activities:
        Depreciation and amortization                                      21,937          18,586
        Interest expense allocated to discontinued operations                                (413)
        Other non-cash items                                                  309             664
        Increase (decrease) in cash, net of effects from
         acquisitions and dispositions, resulting from changes in:
          Accounts receivable                                             (21,375)         32,204
          Prepaid expenses and other assets                                (2,351)         (4,402)
          Accounts payable and accrued expenses                            28,582         (14,402)
          Income tax accounts                                              17,935          12,114
                                                                     ------------    ------------
         Net cash provided by operating activities                         72,558          65,815
                                                                     ------------    ------------

    Cash flows from financing activities:
     Principal payments on long-term debt                                    (831)        (58,948)
     Payments of other liabilities                                         (2,998)         (3,425)
                                                                     ------------    ------------
         Net cash used in financing activities                             (3,829)        (62,373)
                                                                     ------------    ------------

    Cash flows from investing activities:
     Acquisitions, net of cash received                                   (24,731)         (1,492)
     Payments related to businesses previously acquired                   (26,381)         (5,974)
     Proceeds, net of expenses, from sale of business                                      41,249
     Proceeds and dividends received from discontinued
       operations, net of expenses and taxes paid                          (2,496)        (31,858)
     Additions to property and equipment, net                              (7,417)         (6,993)
     Software development and customer conversions                        (11,991)         (8,076)
                                                                     ------------    ------------
         Net cash used in investing activities                            (73,016)        (13,144)
                                                                     ------------    ------------

    Change in cash and cash equivalents                                    (4,287)         (9,702)
                                                                     ------------    ------------
    Cash and cash equivalents at March 31                                $181,976        $  7,121
                                                                     ============    ============


    See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The consolidated financial statements include the accounts of First Financial Management Corporation and its wholly-owned subsidiaries (the "Company" or "FFMC"). All material intercompany profits, transactions, and balances have been eliminated. The Company operates in a single business segment, providing a vertically integrated set of data processing, storage and management products for the capture, manipulation and distribution of information. Services include merchant credit card authorization, processing and settlement; check guarantee and verification; debt collection and accounts receivable management; data imaging, micrographics and electronic data base management; health care claims processing and integrated management services; and the development and marketing of data communication and information processing systems, including in-store marketing programs and systems for supermarkets.

         The financial information presented should be read in conjunction with the Company's annual consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1993. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim period are not necessarily indicative of results to be expected for the year.

2. Cash and cash equivalents at March 31, 1994 include approximately $88.5 million in First Financial Bank ("FFB"), of which $70 million relates to FFB's current capital requirements.

3. On March 22, 1994, the Company entered into an employment agreement with Patrick H. Thomas, FFMC's Chairman of the Board, President and Chief Executive Officer, which begins coterminous with the termination of his current employment agreement on December 31, 1994. Two awards totalling 972,500 restricted shares of FFMC common stock were granted to Mr. Thomas in connection with the new employment agreement. The first of these awards, for up to 472,500 shares, is in lieu of any cash bonus. For each calendar year during the term of the agreement, up to 94,500 shares will be earned, contingent upon Mr. Thomas' continued employment through 1999, subject to acceleration in the event of death, disability, a "change in control" of FFMC and certain other circumstances. The number of shares earned for any year will be equal to 2 1/2% of the pretax income of FFMC, divided by the then current market price of FFMC Common Stock. If the full 94,500 shares is not earned in any year or years, the difference between the number of shares earned and 94,500 will be forfeited. The vesting of the second of these awards, for 500,000 shares, is contingent upon FFMC's attainment of a performance goal and continued employment through 1999.

         The value of these awards is adjusted using closing prices of the Company's common stock on balance sheet dates through the date of measurement for the FFMC performance goal. The Company has assumed that the performance goal will be attained and that the maximum number of shares will be earned in each calendar year during the term of the contract. The value of these awards is being amortized to expense on a straight-line basis from the grant date over the restriction period.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                                  (UNAUDITED)


4. Earnings per share amounts are computed by dividing income amounts by the weighted average number of common and common equivalent shares (when dilutive) outstanding during the period. Common stock equivalents consist of shares issuable under the Company's stock option plans and in connection with outstanding warrants. Weighted average shares used in earnings per share computations were 61,622,000 shares and 60,588,000 shares, respectively, for the quarters ended March 31, 1994 and 1993.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

FFMC reported net income of $27.5 million for the first quarter of 1994, an increase of 28% from the $21.5 million in the first three months of 1993. Revenues were $432.9 million, or 24% higher than the $348.5 in revenues from the first quarter of 1993. Earnings per share increased 29% to $.45 per share in 1994's first quarter from the $.35 per share reported in the year earlier period.

Record new business signed in the latter half of 1993, assimilation of acquisitions completed in 1993, and a strong consumer driven economy contributed to the Company's revenue growth. Internal revenue growth approximating 16% was the principal component of the 24% increase in 1994 first quarter revenues over the same quarter in 1993. This strong internal growth continues as 15,000 new customers were added during the first quarter of 1994, the majority of which occurred in FFMC's merchant services area.

Expenses grew at a percentage increase slightly less than the revenue increase. Despite continued emphasis on expense control, operating expenses increased 28% as revenue increases occurred at a faster rate in business areas which enjoy improving margins, but which have margins lower than the overall company enjoys. Continued emphasis on expense control is evident in the general and administrative category which increased only 2% in the first quarter of 1994 compared with the same period in 1993. As a result of proceeds from sales of businesses in 1993 and strong cash flow, the Company moved from a net interest expense position in the first quarter of 1993 of $1.3 million to net interest income of $1.2 million in 1994.

The combination of these revenue and expense changes produced a pretax margin of 11.0% in the first quarter of 1994, up from the 10.5% reported for the first quarter of 1993.

The Company's effective tax rate for the quarter ended March 31, 1994 was 42%, up slightly from the 41.3% effective tax rate during 1993's first quarter. The increase in the effective tax rate is due primarily to the pooling-of-interests accounting treatment of a 1993 merger with a Subchapter S Corporation, which had previously recorded taxes at the shareholder level.

FFMC's business is not seasonal, except that its revenues, earnings and margins are favorably affected in the fourth quarter, primarily by increased merchant credit card and check volume during the holiday season.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Capital Resources and Liquidity

Cash generated from operating activities for the first three months of 1994 totalled $72.6 million, compared with $65.8 million generated in 1993's first quarter. This increase was due primarily to increased earnings in 1994's first quarter over the first three months of 1993.

Amounts reinvested in existing businesses, principally for property and equipment additions, software development and customer conversions, totalled $19.4 million in 1994 compared with $15.1 million during 1993's first quarter. The increase is due primarily to higher first quarter 1994 spending on software development activities in FFMC's health claims processing business. The Company anticipates that the level of these capital expenditures in its existing businesses for the full year 1994 will be similar to the total for the year ended December 31, 1993.

Cash from operating activities exceeded reinvestments in existing businesses by $53.2 million in 1994's first quarter, slightly above the $50.7 million excess for the first three months of 1993. Remaining excess cash generated in 1994's first quarter was utilized to fund $51.1 million in payments related to current and prior year acquisitions.

FFMC currently has available lines of credit of $460 million; no borrowings were outstanding under these arrangements at March 31, 1994.

On January 3, 1994, FFMC paid a cash dividend of $.05 per share to shareholders of record as of December 1, 1993 that was declared by the Company's Board of Directors on October 27, 1993. On April 27, 1994, the Company's Board of Directors declared a cash dividend of $.05 per share, payable on July 1, 1994 to FFMC's shareholders of record as of June 1, 1994.

FFMC's cash and cash equivalents of $182.0 million at March 31, 1994, except for cash and cash equivalents in its credit card bank (currently $88.5 million), are available for acquisitions and general corporate purposes. If suitable opportunities arise for additional acquisitions, the Company may use cash, draw on its available credit facilities, or use common stock or other securities as payment of all or part of the consideration for such acquisitions or FFMC may seek additional funds in the equity or debt markets. The Company believes that its current level of cash and future cash flows from operations are sufficient to meet the needs of its existing businesses.

                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 1994, at the annual shareholders' meeting for which proxies were solicited pursuant to Regulation 14A, the Company's shareholders voted to elect all eight of the Company's nominees to the Company's Board of Directors. The following table shows the number of votes cast for each nominee and the number of votes withheld as to each nominee. There were no abstentions or broker non-votes as to any nominee, and there were no nominees other than those named in the Company's proxy statement.

   NAME OF NOMINEE           AFFIRMATIVE VOTES               VOTES WITHHELD
  Patrick H. Thomas            47,156,411                       230,258
  George L. Cohen              47,158,197                       229,472
  Robert E. Coleman            47,215,840                       170,829
  Jack R. Kelly, Jr.           47,216,912                       169,757
  Henry A. Leslie              47,151,294                       235,375
  M. Tarlton Pittard           47,157,297                       229,372
  Charles B. Presley           47,210,794                       175,875
  Virgil R. Williams           47,156,736                       229,933



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Restated Articles of Incorporation of First Financial Management Corporation.


(b)      Reports on Form 8-K

         The Company did not file any current report on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FIRST FINANCIAL MANAGEMENT CORPORATION
                                       --------------------------------------
                                                    (Registrant)





Date:  May 13, 1994                    By    /s/ M. Tarlton Pittard
     ---------------------                -----------------------------------
                                             M. Tarlton Pittard
                                             Senior Executive Vice President
                                             and Chief Financial Officer


Date:  May 13, 1994                    By    /s/ Richard Macchia
     ---------------------                -----------------------------------
                                             Richard Macchia
                                             Executive Vice President
                                             and Principal Accounting Officer

                               INDEX OF EXHIBITS



                                                                 Sequentially
Exhibits                                                         Numbered Page
- - --------                                                         -------------

3.1              Restated Articles of Incorporation of
                 First Financial Management Corporation.              13