Form 10-K/A
period 1993-12-31
FIRST FINANCIAL MANAGEMENT CORP
filed 1994-06-29
CIK 36326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               AMENDMENT NO. 1
                               ---------------
                 (Mark One)

                    X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 -----  OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1993
                                       OR
                        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 -----  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ________ to ________

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

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X            No
                                                -----             -----
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

      The aggregate market value of the Common Stock of the Registrant held by nonaffiliates as of January 31, 1994: $3,470,335,962

      Number of shares of Common Stock outstanding as of January 31, 1994:
59,954,212 shares

DOCUMENTS INCORPORATED BY REFERENCE                                                                       PART

Proxy Statement for the Annual Meeting of Shareholders
      held on April 27, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

NOTE:  FORM 11-K IS BEING FILED WITH THIS FORM 10-K/A AMENDMENT AS EXHIBIT
28.1. ALL OTHER EXHIBITS, EXCEPT THOSE INCORPORATED BY REFERENCE TO OTHER FILINGS, WERE FILED WITH THE FORM 10-K AS INITIALLY FILED.

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

10.18* Employment Agreement, dated February 15, 1991, Termination of prior Employment Agreement, Termination of Employee Death Benefit Agreement, and First Amendment to Deferred Compensation Agreement, all between the Registrant (or Georgia Federal Bank, FSB) and Richard D. Jackson. (1)

10.19* Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards under the 1988 Incentive Stock Plan, on January 31 1990, to M. Tarlton Pittard and Richard D. Jackson. (1)

10.20* Non-Qualified Stock Option, dated February 5, 1988, granted by the Registrant to Patrick H. Thomas (filed on March 14, 1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.)

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

10.23* Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards on January 31, 1989 under the 1988 Incentive Stock Plan: Patrick H. Thomas, M. Tarlton Pittard and Stephen D. Kane (filed on March 31, 1989 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

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

22.1       List of Subsidiaries.

24.1       Consent of Independent Auditors.

28.1       Annual Report on Form 11-K for the FFMC Savings Plus Plan.

_________________________

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

   (b)      REPORTS ON FORM 8-K
            The Company did not file any current report on Form 8-K during the quarter ended December 31, 1993.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FIRST FINANCIAL MANAGEMENT CORPORATION
                                         --------------------------------------
                                                        (Registrant)





Date:  June 28, 1994                     By /s/ M. Tarlton Pittard
     ---------------                        --------------------------------
                                            M. Tarlton Pittard
                                            Senior Executive Vice President and
                                            Chief Financial Officer





Date:  June 28, 1994                     By /s/ Richard Macchia
     ---------------                        --------------------------------
                                            Richard Macchia
                                            Executive Vice President
                                            and Principal Accounting Officer

                               INDEX TO EXHIBITS

                                                                   Sequentially
Exhibits                                                           Numbered Page

NOTE:  FORM 11-K IS BEING FILED WITH THIS FORM 10-K/A AMENDMENT AS EXHIBIT
28.1. ALL OTHER EXHIBITS, EXCEPT THOSE INCORPORATED BY REFERENCE TO OTHER FILINGS, WERE FILED WITH THE FORM 10-K AS INITIALLY FILED.


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


4.6       Commitment Letter dated December 21, 1993, from          Initial
          Wachovia Bank of Georgia, extending the maturity         Filing-54
          of a $10 million line of credit to the Registrant along with the Letter Agreement in like amount dated June 23, 1993.


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


10.6 Sublease, dated January 7, 1983, between National Bancard Corporation (NaBANCO) as the tenant and assignee of The Chase Manhattan Bank, N.A., and Broadhollow Realty Company, as the landlord and assignee of Allstate Insurance Company, covering NaBANCO's center on Bayliss Road in Melville including as Exhibit D thereto the primary Lease, dated September 3, 1975, pursuant to which the Sublease was made, and a related agreement modifying the primary Lease, together with two amendments to the Sublease, dated December 22, 1986 and June 15, 1988, respectively (filed on March 27, 1990 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).


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

10.13*    1990 Directors' Stock Option Plan.  (Filed on
          August 14, 1990 as an exhibit

                                                                    Sequentially
Exhibits                                                           Numbered Page


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

10.20* Non-Qualified Stock Option, dated February 5, 1988, granted by the Registrant to Patrick H. Thomas (filed on March 14, 1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference.)

10.21*    Form of Non-qualified Stock Option Agreement as             Initial
          issued to the Registrant's Executive Officers under         Filing-58
          the 1988 Incentive Stock Plan.

10.22*    Form of Restricted Stock Award Agreement between the
          Registrant and each of the following officers covering awards under the 1988 Incentive Stock Plan on May 1, 1991, to Richard D. Jackson, M. Tarlton
          Pittard and Stephen

                                                                  Sequentially
Exhibits                                                         Numbered Pages

          D. Kane (filed on August 14, 1991 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference).

10.23* Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards on January 31, 1989 under the 1988 Incentive Stock Plan: Patrick H. Thomas, M. Tarlton Pittard and Stephen D. Kane (filed on March 31,
          1989 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).


10.24     Resolution of the Compensation Committee of the            Initial
          Registrant's Board of Directors, dated June 24, 1993,      Filing-60
          accelerating to December 31, 1993 the date on which restrictions lapsed on stock awards previously issued to Patrick H. Thomas, M. Tarlton Pittard and
          Stephen D. Kane.


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

                                                                   Sequentially
 Exhibits                                                          Numbered Page


            is incorporated herein by reference. All schedules were omitted for purposes of filing but will be furnished supplementally to the Commission upon request (filed on August 13, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

  10.28*    Employment Agreement, Dated March 22, 1994, between       Initial
            the Registrant and Patrick H. Thomas.                     Filing-62

  10.29*    Restricted Stock Award Agreement between the
            Registrant and Patrick H. Thomas covering an award        Initial
            under the 1988 Incentive Stock Plan on March 22, 1994.    Filing-73

  10.30*    Restricted Stock Award Agreement between the Registrant
            and Patrick H. Thomas covering an award under the 1988    Initial
            Incentive Stock Plan on March 22, 1994.                   Filing-79

  10.31*    Non-Qualified Stock Option, dated March 22, 1994,         Initial
            granted by the Registrant to Patrick H. Thomas.           Filing-85

  11.1      Statement regarding computation of net income per         Initial
            share.                                                    Filing-89

  22.1      List of Subsidiaries.                                     Initial
                                                                      Filing-91

  24.1      Consent of Independent Auditors.                          Initial
                                                                      Filing-95

  28.1      Annual Report on Form 11-K for the FFMC Savings Plus      This
            Plan.                                                     Filing-14



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