Form 10-Q
period 1994-06-30
FIRST FINANCIAL MANAGEMENT CORP
filed 1994-08-12
CIK 36326

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE  30, 1994
                                        --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from         to
                                       ---------   ----------

                      Commission file number   1-10442
                                            ------------


                    FIRST FINANCIAL MANAGEMENT CORPORATION
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            GEORGIA                                           58-1107864
- - -------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


3 CORPORATE SQUARE, SUITE 700,   ATLANTA, GEORGIA                  30329
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

    Registrant's telephone number, including area code    (404) 321-0120
                                                          --------------

                                NOT APPLICABLE
- - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
    Title of each class                            as of  August 1, 1994
- - ----------------------------                    ----------------------------
Common Stock, $.10 par value                             62,437,859

                     FIRST FINANCIAL MANAGEMENT CORPORATION



                                     INDEX


                                                                                                         PAGE
PART I.          FINANCIAL INFORMATION                                                                  NUMBER
                                                                                                        ------
Item 1           Consolidated Financial Statements:

                 Consolidated Balance Sheets at June 30, 1994
                 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                 Consolidated Statements of Income for the
                 three and six months ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . .    4

                 Consolidated Statements of Cash Flows for the
                 six months ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . .    6

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  7



Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .  9

PART II.         OTHER INFORMATION
Item 6           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                        PART I.   FINANCIAL INFORMATION

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                             JUNE 30, 1994     DECEMBER 31, 1993
                                                            --------------     -----------------
     ASSETS                                                       (Dollars in thousands)
     Current Assets:
     Cash and cash equivalents                              $  201,619         $  186,263
     Accounts receivable, net of allowance for doubtful
        accounts of $4,143 (1994) and $4,043 (1993)            359,164            323,130
     Prepaid expenses and other current assets                  94,346             87,797
                                                            ----------         ----------
          Total Current Assets                                 655,129            597,190
     Property and equipment, net                               135,574            134,804
     Excess of cost over fair value of assets acquired,
        less accumulated amortization of $61,412 (1994)
        and $52,001 (1993)                                     677,574            647,746
     Customer contracts, less accumulated amortization
        of $37,841 (1994) and $31,806 (1993)                   152,107            140,124
     Other assets                                              119,929            106,279
                                                            ----------         ----------
                                                            $1,740,313         $1,626,143
                                                            ==========         ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
     Accounts payable and accrued expenses                    $311,958           $278,637
     Income taxes payable                                       13,047             10,563
     Current portion of long-term debt                           5,642              6,218
                                                            ----------         ----------
          Total Current Liabilities                            330,647            295,418
     Long-term debt, less current portion                       15,330              8,495
     Deferred income taxes payable                              63,882             63,347
     Other liabilities                                          10,512             10,919
                                                            ----------         ----------
            Total Liabilities                                  420,371            378,179
                                                            ----------         ----------
     Commitments
     Shareholders' Equity:
       Common stock, $.10 par value; authorized
         150,000,000 shares, issued 61,348,093
         shares (1994) and 59,881,709 shares (1993)              6,135              5,988
       Paid-in capital                                         841,960            828,699
       Retained earnings                                       472,498            413,928
       Treasury stock at cost, 20,000 shares                      (651)              (651)
                                                            ----------         ----------
            Total Shareholders' Equity                       1,319,942          1,247,964
                                                            ----------         ----------
                                                            $1,740,313         $1,626,143
                                                            ==========         ==========

     See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                               THREE MONTHS ENDED JUNE 30,
                                       ----------------------------------------
                                                1994                       1993
                                       -------------              -------------
                                       (In thousands, except per share amounts)

    REVENUES:
    Service revenues                        $469,547                   $365,925
    Product sales                             17,934                     25,817
    Other                                      1,215                      1,655
                                            --------                   --------
                                             488,696                    393,397
                                            --------                   --------
    EXPENSES:
    Operating                                389,714                    305,994
    General and administrative                 7,183                      5,895
    Cost of products sold                     11,446                     14,179
    Depreciation and amortization             23,022                     18,854
    Interest, net                             (1,491)                       885
                                            --------                   --------
                                             429,874                    345,807
                                            --------                   --------

    Income before income taxes                58,822                     47,590
    Income taxes                              24,707                     19,703
                                            --------                   --------
        Net income                          $ 34,115                   $ 27,887
                                            ========                   ========

    Earnings per common share               $   0.56                   $   0.46
                                            ========                   ========


    See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                           SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------------------
                                                                1994                   1993
                                                   ------------------     -----------------
                                                   (In thousands, except per share amounts)
    Revenues:
    Service revenues                                         $883,225              $688,854
    Product sales                                              36,752                49,836
    Other                                                       1,574                 3,176
                                                             --------              --------
                                                              921,551               741,866
                                                             --------              --------
    Expenses:
    Operating                                                 738,119               577,934
    General and administrative                                 11,986                10,613
    Cost of products sold                                      22,893                29,509
    Depreciation and amortization                              44,959                37,440
    Interest, net                                              (2,677)                2,220
                                                             --------              --------
                                                              815,280               657,716
                                                             --------              --------

    Income before income taxes                                106,271                84,150
    Income taxes                                               44,635                34,799
                                                             --------              --------
        Net income                                           $ 61,636              $ 49,351
                                                             ========              ========

    Earnings per common share                                $   1.01              $   0.81
                                                             ========              ========


    See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                        1994           1993
                                                                     ----------       --------
                                                                          (In thousands)
    Cash and cash equivalents at January 1                            $ 186,263      $  16,823
                                                                      ---------      ---------

    Cash flows from operating activities:
     Net income                                                          61,636         49,351
     Adjustments to reconcile to net cash provided by
      operating activities:
        Depreciation and amortization                                    44,959         37,440
        Interest expense allocated to discontinued operations                             (636)
        Other non-cash items                                              3,033          1,307
        Increase (decrease) in cash, net of effects from
         acquisitions and dispositions, resulting from changes in:
          Accounts receivable                                           (26,818)       (55,646)
          Prepaid expenses and other assets                              (5,884)        (3,067)
          Accounts payable and accrued expenses                          48,144         80,100
          Income tax accounts                                             9,236        (13,384)
                                                                      ---------      ---------
         Net cash provided by operating activities                      134,306         95,465
                                                                      ---------      ---------

    Cash flows from financing activities:
     Proceeds from exercise of stock warrants                             8,069          1,333
     Principal payments on long-term debt                                (2,027)      (144,259)
     Payments of other liabilities                                       (2,998)        (4,314)
                                                                      ---------      ---------
         Net cash provided by (used in) financing activities              3,044       (147,240)
                                                                      ---------      ---------

    Cash flows from investing activities:
     Acquisitions, net of cash received                                 (46,532)        (7,882)
     Payments related to businesses previously acquired                 (35,012)       (10,296)
     Proceeds, net of expenses, from sale of business                                   87,955
     Proceeds and dividends received from discontinued
       operations, net of expenses and taxes paid                        (3,008)       213,864
     Additions to property and equipment, net                           (13,961)       (14,104)
     Software development and customer conversions                      (23,481)       (17,698)
                                                                      ---------      ---------
         Net cash provided by (used in) investing activities           (121,994)       251,839
                                                                      ---------      ---------

    Change in cash and cash equivalents                                  15,356        200,064
                                                                      ---------      ---------

    Cash and cash equivalents at June 30                              $ 201,619      $ 216,887
                                                                      =========      =========


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

         The financial information presented should be read in conjunction with the Company's annual consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1993. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim periods are not necessarily indicative of results to be expected for the year.

2. Cash and cash equivalents at June 30, 1994 include approximately $106.8 million in First Financial Bank ("FFB"), of which $70 million relates to FFB's current capital requirements.

3. On March 22, 1994, the Company entered into an employment agreement with Patrick H. Thomas, FFMC's Chairman of the Board, President and Chief Executive Officer, which begins coterminous with the termination of his current employment agreement on December 31, 1994 and extends through 1999. Two awards totalling 972,500 restricted shares of FFMC common stock were granted to Mr. Thomas in connection with the new employment agreement. The first of these awards, for up to 472,500 shares, is in lieu of any cash bonus. For each calendar year during the term of the agreement up to 94,500 shares will be earned, contingent upon Mr. Thomas' continued employment through 1999, subject to acceleration in the event of death, disability, a "change in control" of FFMC or certain other circumstances. The number of shares earned for any year will be equal to 2 1/2% of the pre-tax income of FFMC, divided by the then current market price of FFMC Common Stock. If all of the 94,500 shares are not earned in any year or years, the difference between the number of shares earned and 94,500 will be forfeited. The vesting of the second of these awards, for 500,000 shares, is contingent upon FFMC's attainment of a performance goal for 1994 and continued employment through 1999, except in the event of disability, death or involuntary termination.

         The value of these awards is adjusted using closing prices of the Company's common stock on balance sheet dates through the date of measurement for the FFMC performance goal or the date on which the number of shares earned in each year is determined, as appropriate. The Company has assumed that the performance goals will be attained and that the maximum number of shares will be earned in each calendar year during the term of the contract. The value of these awards is being amortized to expense on a straight-line basis from the grant date over the restriction period.

                     FIRST FINANCIAL MANAGEMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (UNAUDITED)

4. Publicly held stock warrants were exercised during the second quarter of 1994, resulting in the issuance of 303,000 new shares of FFMC common stock and cash proceeds to the Company of $8.1 million. After such exercises, 1.3 million shares remained subject to publicly held warrants at June 30, 1994, with these remaining warrants exercisable at $26.67 per share during the second quarter of 1995.

5. Earnings per share amounts are computed by dividing income amounts by the weighted average number of common and common equivalent shares (when dilutive) outstanding during the period. Common stock equivalents consist of shares issuable under the Company's stock option plans and in connection with outstanding warrants. Weighted average shares used in earnings per share computations were as follows (amounts in thousands):

                                                               1994            1993
                                                              ------          ------
                 Three months ended June 30                    61,341          60,611
                 Three months ended March 31                   61,222          60,588

                 Six months ended June 30                      61,281          60,600

6. On June 30, 1994, FFMC signed a definitive agreement to acquire GENEX Services, Inc. ("GENEX"), a company that provides workers' compensation programs to self-insured employers, insurance companies, third party administrators, and government agencies throughout the United States, Puerto Rico and Canada. This business combination was consummated on July 21, 1994, and the Company issued or reserved 1,258,000 unregistered shares of FFMC common stock as consideration for all the outstanding shares and stock options of GENEX.

         This transaction will be accounted for as a pooling of interests. The accompanying financial statements do not reflect the combined businesses or the additional shares issued or reserved to effect the merger because the merger occurred subsequent to the end of the periods presented.

         Prior to the merger, GENEX was a Subchapter S Corporation and included no federal income taxes in its financial statements since its income was taxed at the shareholder level. The separate results of operations of GENEX prior to combination with FFMC were as follows (dollars in thousands):

                                         Six Months Ended              Year Ended
                                          June 30, 1994             December 31, 1993
                                       -------------------          -----------------
                 Revenues                     $44,946                     $89,965
                 Net income                     2,053                       4,169

         The effect of combining the separate results of GENEX with the Company's results will increase FFMC's earnings per common share by $.01 per share for the six months ended June 30, 1994 and by $.02 per share for the year ended December 31, 1993.

         The Company paid $46.5 million in cash (net of cash received) and entered into $7.0 million in notes payable in connection with other acquisitions in 1994. These other acquisitions include a credit claims and collection company, two merchant credit card processing portfolios, and data imaging assets, all of which expanded the markets for FFMC's existing information services. These other acquisitions were accounted for as purchases, and their results have been included in the Company's results from the effective dates of acquisition. The results of operations of these other acquisitions are immaterial relative to the overall results of operations of the Company.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

FFMC reported net income of $34.1 million for the second quarter ended June 30, 1994, an increase of 22% from the $27.9 million in the second quarter of 1993. Revenues were $488.7 million for the quarter, or 24% over the $393.4 million in revenues for 1993's second quarter. Earnings per share increased to $.56 per share in the second quarter of 1994 from $.46 per share in the prior year's second quarter.

For the six months ended June 30, 1994, the Company reported net income of $61.6 million, a 25% increase over the $49.4 million for the comparable 1993 period. Revenues were $921.6 million compared with $741.9 million in the first six months of 1993, an increase of 24%. Earnings per share increased to $1.01 per share for the six months ended June 30, 1994 from the $.81 per share reported in 1993's first six months.

Record new business (signed in the latter half of 1993 and during 1994) together with the assimilation of acquisitions contributed to the Company's 24% revenue growth. Internal growth approximating 13% and 14% for the second quarter and first six months of 1994, respectively, was the principal component of the overall revenue increases compared with similar 1993 periods. Over 33,000 new customers were added during the first six months of 1994 (including 18,000 during the second quarter), the majority of which occurred in FFMC's merchant services areas.

Total expenses also increased 24% for both the second quarter and first six months of 1994 compared with prior year periods. Operating expenses grew at a slower rate than service revenues for these same periods due to a continued emphasis on expense controls, which more than offset the fact that the strongest growth in service revenues was concentrated in an area (merchant services) that has a margin lower than the overall Company enjoys. Product sales declined during the second quarter and six month periods in 1994 compared with similar periods in 1993, partially from the Company's decision to eliminate certain ancillary product sales in its imaging business. Changes in the composition of product sales resulted in a gross profit percentage on product sales of 37.7% during 1994's first six months compared with 40.8% for the first six months of 1993.

General and administrative expenses increased in the second quarter and first six months of 1994 compared with year earlier periods, due primarily to the amortization of stock compensation costs in 1994's second quarter from an employment agreement entered into on March 22, 1994. Depreciation and amortization expense increased in the 1994 periods compared with the second quarter and six month periods in 1993, due to reinvestment in the business through equipment purchases and software development activities associated with the Company's revenue growth and the impact of acquisitions completed in the preceding twelve months. As a result of proceeds from sales of businesses during 1993's first six months and strong cash flow from operations, the Company moved from a net interest expense position in the second quarter and first six months of 1993 to a net interest income position in the comparable periods in 1994.

The combination of these revenue and expense changes produced pre-tax margins during the second quarter and first six months of 1994 that were comparable to pre-tax margins for the prior year periods. The second quarter pre-tax margin of 12.0% was similar to the 12.1% for the second quarter of 1993. For the first six months of 1994 the pre-tax margin was 11.5%, up slightly from the 11.3% in 1993's first six months.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


The Company's effective tax rate for the quarter and six month period ended June 30, 1994 was 42%, up slightly from the 41.4% effective tax rate during the comparable 1993 periods. The increase in the effective tax rate is due primarily to the pooling of interests accounting treatment of a 1993 merger with a Subchapter S Corporation, which had previously recorded taxes at the shareholder level.

FFMC's business is not seasonal, except that its revenues, earnings and margins are favorably affected in the fourth quarter, primarily by increased merchant credit card and check volume during the holiday season.

Capital Resources and Liquidity

Cash generated from operating activities for the six months ended June 30, 1994 totalled $134.3 million, compared with $95.5 million generated in 1993's first six months. This increase was due to higher earnings in the 1994 period (before non-cash expenses for depreciation and amortization) and the favorable timing of income tax payments compared with the year earlier period.

Amounts reinvested in existing businesses, principally for property and equipment additions, software development and customer conversions, totalled $37.4 million in 1994's first six months compared with $31.8 million during the first six months of 1993. The majority of this increase is due to higher 1994 spending on software development activities in FFMC's health claims processing business. The Company anticipates that total outlays for these capital expenditures in its existing businesses for the full year 1994 will be similar to the total outlays incurred in the year ended December 31, 1993.

Cash from operating activities exceeded reinvestments in existing businesses by $96.9 million in the six months ended June 30, 1994, as compared with the $63.7 million excess for the first six months of 1993. This excess cash generated in 1994's first six months was utilized primarily to fund $81.5 million in payments related to current and prior year acquisitions.

Publicly held stock warrants were exercised during the second quarter of 1994, resulting in the issuance of 303,000 new shares of FFMC common stock and cash proceeds to the Company of $8.1 million. After such exercises, 1.3 million shares remained subject to publicly held warrants at June 30, 1994, with these remaining warrants exercisable at $26.67 per share during the second quarter of 1995.

On January 3, 1994, FFMC paid a cash dividend of $.05 per share to shareholders of record as of December 1, 1993 (declared by the Company's Board of Directors on October 27, 1993). On July 1, 1994, FFMC paid a cash dividend of $.05 per share to shareholders of record as of June 1, 1994 (declared by the Company's Board of Directors on April 27, 1994).

FFMC's cash and cash equivalents of $201.6 million at June 30, 1994, except for cash and cash equivalents in its credit card bank (currently $106.8 million), are available for acquisitions and general corporate purposes. The Company has an available credit facility of $450 million; no borrowings have been made under this facility in 1994. If suitable opportunities arise for additional acquisitions, the Company may use cash, draw on its available credit facility, or use common stock or other securities as payment of all or part of the consideration for such acquisitions or FFMC may seek additional funds in the equity or debt markets. The Company believes that its current level of cash and future cash flows from operations are sufficient to meet the needs of its existing businesses.

                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         4.1   Amendments 1 and 2 to the FFMC Savings Plus
               Plan, dated November 2, 1992 and April 1,
               1993, respectively.

         10.1  Amendment to the Registrant's 1988 Incentive
               Stock Plan, dated March 22, 1994.

         10.2 Agreement, Plan of Reorganization and Plan of Merger, dated June 30, 1994, by and among First Financial Management Corporation, Bluebird Acquisition Corporation, Gencan Acquisition Corporation, GENEX Services, Inc., GENEX Services of Canada, Ltd. The Schedules to this Agreement, Plan of Reorganization and Plan of Merger are identified on a list of schedules contained at the end of the Table of Contents to such agreement, which list is incorporated herein by reference. All schedules were omitted for purposes of filing but will be furnished supplementally to the Commission upon request.

(b)      Reports on Form 8-K

         The Company did not file any current report on Form 8-K during the quarter ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        FIRST FINANCIAL MANAGEMENT CORPORATION
                                                     (Registrant)





Date:  August 12, 1994                  By /s/ M. Tarlton Pittard
       ---------------                     -------------------------------
                                           M. Tarlton Pittard
                                           Senior Executive Vice President
                                           and Chief Financial Officer


Date:  August 12, 1994                  By /s/ Richard Macchia
       ---------------                    --------------------------------
                                          Richard Macchia
                                          Executive Vice President
                                          and Principal Accounting Officer

                               INDEX OF EXHIBITS


                                                                                                   Sequentially
Exhibits                                                                                           Numbered Page
- - --------                                                                                           -------------
4.1               Amendments 1 and 2 to the FFMC Savings Plus Plan, dated November 2,                  14
                  1992 and April 1, 1993, respectively.

10.1              Amendment to the Registrant's 1988 Incentive Stock Plan, dated March                 37
                  22, 1994.

10.2              Agreement, Plan of Reorganization and Plan of Merger, dated June 30,                 38
                  1994, by and among First Financial Management Corporation, Bluebird
                  Acquisition Corporation, Gencan Acquisition Corporation, GENEX
                  Services, Inc., GENEX Services of Canada, Ltd.  The Schedules to this
                  Agreement, Plan of Reorganization and Plan of Merger are identified on a list of schedules contained at the end of the Table of Contents to such agreement, which list is incorporated herein by reference.
                  All schedules were omitted for purposes of filing but will be furnished supplementally to the Commission upon request.