Form 10-Q
period 1994-09-30
FIRST FINANCIAL MANAGEMENT CORP
filed 1994-11-04
CIK 36326

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended          SEPTEMBER  30, 1994
                                    -----------------------------------

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from                  to
                                    ----------------    ----------------

                      Commission file number     1-10442
                                             --------------


                    FIRST FINANCIAL MANAGEMENT CORPORATION
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               GEORGIA                                      58-1107864
- - -------------------------------------                ------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


3 CORPORATE SQUARE, SUITE 700,   ATLANTA, GEORGIA                  30329
- - -----------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


     Registrant's telephone number, including area code    (404) 321-0120
                                                        ---------------------

                                NOT APPLICABLE
- - -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                   Number of Shares Outstanding
    Title of each class                              as of  October 31, 1994
- - ----------------------------                       ----------------------------
Common Stock, $.10 par value                                 62,506,651

                    FIRST FINANCIAL MANAGEMENT CORPORATION



                                    INDEX


                                                                                                          PAGE
PART I.          FINANCIAL INFORMATION                                                                   NUMBER
                                                                                                         ------
Item 1           Consolidated Financial Statements:

                 Consolidated Balance Sheets at September 30, 1994
                 and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                 Consolidated Statements of Income for the
                 three and nine months ended September 30, 1994 and 1993  . . . . . . . . . . . . . . .    4

                 Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . .    6

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  7



Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . 10

PART II.         OTHER INFORMATION

Item 6           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                        PART I.   FINANCIAL INFORMATION
                     FIRST FINANCIAL MANAGEMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                             SEPTEMBER 30, 1994  DECEMBER 31, 1993
                                                             ------------------  -----------------
     ASSETS                                                           (Dollars in thousands)
     Current Assets:
       Cash and cash equivalents                                     $  181,593         $  189,975
       Accounts receivable, net of allowance for doubtful
         accounts of $5,122 (1994) and $5,022 (1993)                    401,463            334,400
       Prepaid expenses and other current assets                        103,612             88,162
                                                                     ----------         ----------
          Total Current Assets                                          686,668            612,537
     Property and equipment, net                                        141,380            139,118
     Excess of cost over fair value of assets acquired,
        less accumulated amortization of $66,268 (1994)
        and $52,001 (1993)                                              674,095            647,746
     Customer contracts, less accumulated amortization
        of $41,164 (1994) and $31,806 (1993)                            153,643            140,124
     Other assets                                                       137,539            106,436
                                                                     ----------         ----------
                                                                     $1,793,325         $1,645,961
                                                                     ==========         ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Accounts payable and accrued expenses                         $  318,153         $  290,335
       Income taxes payable                                              16,717             10,625
       Current portion of long-term debt                                 10,334              6,577
                                                                     ----------         ----------
          Total Current Liabilities                                     345,204            307,537
     Long-term debt, less current portion                                 7,487             10,678
     Deferred income taxes payable                                       58,021             63,347
     Other liabilities                                                   12,868             10,919
                                                                     ----------         ----------
            Total Liabilities                                           423,580            392,481
                                                                     ----------         ----------

     Shareholders' Equity:
       Common stock, $.10 par value; authorized
         150,000,000 shares, issued 62,510,411
         shares (1994) and 60,976,996 shares (1993)                       6,251              6,098
       Paid-in capital                                                  851,552            835,880
       Retained earnings                                                512,593            412,153
       Treasury stock at cost, 20,000 shares                               (651)              (651)
                                                                     ----------         ----------
            Total Shareholders' Equity                                1,369,745          1,253,480
                                                                     ----------         ----------
                                                                     $1,793,325         $1,645,961
                                                                     ==========         ==========

     See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------
                                             1994                   1993
                                        ---------              ---------
                                     (In thousands, except per share amounts)
    REVENUES:
    Service revenues                     $518,335               $408,028
    Product sales                          16,943                 32,330
    Other                                   1,191                  2,935
                                         --------               --------
                                          536,469                443,293
                                         --------               --------
    EXPENSES:
    Operating                             429,527                342,854
    General and administrative              7,329                  5,160
    Cost of products sold                  10,589                 20,445
    Depreciation and amortization          23,234                 17,934
    Interest, net                          (1,939)                (1,232)
                                         --------               --------
                                          468,740                385,161
                                         --------               --------

    Income before income taxes             67,729                 58,132
    Income taxes                           27,160                 24,292
                                         --------               --------
        Net income                       $ 40,569               $ 33,840
                                         ========               ========
    Earnings per common share            $   0.65               $   0.54
                                         ========               ========


    See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                      NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------
                                            1994                 1993
                                      ----------           ----------
                                  (In thousands, except per share amounts)
    REVENUES:
    Service revenues                  $1,446,506           $1,142,458
    Product sales                         53,695               82,166
    Other                                  2,765                6,111
                                      ----------           ----------
                                       1,502,966            1,230,735
                                      ----------           ----------
    EXPENSES:
    Operating                          1,208,143              962,997
    General and administrative            20,515               15,773
    Cost of products sold                 33,482               49,954
    Depreciation and amortization         69,194               56,337
    Interest, net                         (4,616)                 988
                                      ----------           ----------
                                       1,326,718            1,086,049
                                      ----------           ----------

    Income before income taxes           176,248              144,686
    Income taxes                          71,990               59,230
                                      ----------           ----------
        Net income                    $  104,258           $   85,456
                                      ==========           ==========

    Earnings per common share         $     1.67           $     1.38
                                      ==========           ==========


    See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                        1994                  1993
                                                                    --------               -------
                                                                          (In thousands)
    Cash and cash equivalents at January 1                          $189,975             $  18,223
                                                                    --------             ---------
    Cash flows from operating activities:
     Net income                                                      104,258                85,456
     Adjustments to reconcile to net cash provided by
      operating activities:
        Depreciation and amortization                                 69,194                56,337
        Interest expense allocated to discontinued operations                                 (636)
        Other non-cash items                                           5,931                   858
        Increase (decrease) in cash, net of effects from
         acquisitions and dispositions, resulting from changes in:
          Accounts receivable                                        (61,031)             (107,564)
          Prepaid expenses and other assets                          (15,308)               (5,668)
          Accounts payable and accrued expenses                       43,200               140,337
          Income tax accounts                                         11,305                 8,492
                                                                    --------             ---------
         Net cash provided by operating activities                   157,549               177,612
                                                                    --------             ---------

    Cash flows from financing activities:
     Proceeds from exercise of stock warrants                          8,069                 1,333
     Principal payments on long-term debt                             (5,912)             (149,258)
     Payments of other liabilities                                    (6,765)              (10,547)
                                                                    --------             ---------
         Net cash used in financing activities                        (4,608)             (158,472)
                                                                    --------             ---------

    Cash flows from investing activities:
     Acquisitions, net of cash received                              (56,967)              (22,511)
     Payments related to businesses previously acquired              (40,256)              (16,375)
     Proceeds, net of expenses, from sale of business                                       87,309
     Proceeds and dividends received from discontinued
       operations, net of expenses and taxes paid                     (4,044)              210,034
     Additions to property and equipment, net                        (25,362)              (22,729)
     Software development and customer conversions                   (34,694)              (28,273)
                                                                    --------             ---------
         Net cash provided by (used in) investing activities        (161,323)              207,455
                                                                    --------             ---------

    Change in cash and cash equivalents                               (8,382)              226,595
                                                                    --------             ---------

    Cash and cash equivalents at September 30                       $181,593             $ 244,818
                                                                    ========             =========


    See notes to consolidated financial statements.

                    FIRST FINANCIAL MANAGEMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The consolidated financial statements include the accounts of First Financial Management Corporation and its wholly-owned subsidiaries (the "Company" or "FFMC"). All material intercompany profits, transactions, and balances have been eliminated. The Company operates in a single business segment, providing a vertically integrated set of data processing, storage and management products for the capture, manipulation and distribution of information. Services include merchant credit card authorization, processing and settlement; check guarantee and verification; debt collection and accounts receivable management; data imaging, micrographics and electronic data base management; health care claims processing and integrated management and cost containment services; and the development and marketing of data communication and information processing systems, including in-store marketing programs and systems for supermarkets.

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

2. Cash and cash equivalents at September 30, 1994 include approximately $81.8 million in First Financial Bank ("FFB"), of which $70 million relates to FFB's current capital requirements.

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

                    FIRST FINANCIAL MANAGEMENT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (UNAUDITED)

4. Publicly held stock warrants were exercised during the second quarter of 1994, resulting in the issuance of 303,000 new shares of FFMC common stock and cash proceeds to the Company of $8.1 million. After such exercises, 1.3 million shares remained subject to publicly held warrants at September 30, 1994, with these remaining warrants exercisable at $26.67 per share during the second quarter of 1995.

5. On July 21, 1994, the Company issued 1,095,000 unregistered shares of FFMC common stock and assumed stock options for an additional 163,000 shares as consideration for all the outstanding shares and stock options of GENEX Services, Inc. ("GENEX"), a company that provides workers' compensation programs to self-insured employers, insurance companies, third party administrators, and government agencies throughout the United States, Puerto Rico and Canada. This combination has been accounted for as a pooling of interests. Accordingly, the 1994 and 1993 consolidated financial statements have been restated to include GENEX with FFMC's results for all periods presented in this report.

         Results of GENEX included with the Company's results are as follows:

                                                               1994             1993
                                                               ----             ----
                                                                  (In thousands)

         Three months ended September 30
                 Revenues                                    $22,890          $22,347
                 Net Income                                    2,206            1,164

         Nine months ended September 30
                 Revenues                                    $67,836          $67,923
                 Net Income                                    4,259            3,429

         Prior to the combination, GENEX was a Subchapter S Corporation and included no income taxes in its financial statements since its income was taxed at the shareholder level. Supplemental pro forma income tax disclosures have been omitted due to the immateriality of amounts involved.

         The Company also paid $47.0 million in cash (net of cash received) and issued $7.0 million in notes payable in connection with other acquisitions in 1994. These other acquisitions include a credit claims and collection company, two merchant credit card processing portfolios, and data imaging assets, all of which expanded the Company's markets and service offerings. These other acquisitions were accounted for as purchases, and their results have been included in the Company's results from the effective dates of acquisition. The pro forma results of operations of these other acquisitions (as if the acquisitions had occurred on January 1, 1993) are immaterial relative to the overall results of operations of the Company.

         In September 1994, the Company deposited $10.0 million in cash in connection with the Western Union proceedings (see Note 7); this cash deposit has been included with other assets and with cash outlays made for acquisitions in the accompanying consolidated financial statements.

                    FIRST FINANCIAL MANAGEMENT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (UNAUDITED)


6. Earnings per share amounts are computed by dividing income amounts by the weighted average number of common and common equivalent shares (when dilutive) outstanding during the period. All weighted average per share amounts have been restated to reflect the shares issued and stock options assumed by the Company to effect its merger with GENEX. Common stock equivalents consist of shares issuable under the Company's stock option plans and in connection with outstanding warrants. Weighted average shares used in earnings per share computations were as follows (amounts in thousands):

                                                               1994            1993
                                                              ------          ------
                 Three months ended September 30               62,703          62,197
                 Nine months ended September 30                62,570          61,946

7. On September 19, 1994, FFMC was declared the winning bidder to acquire Western Union Financial Services, Inc. ("Western Union") from the bankruptcy proceedings of Western Union's parent company, New Valley Corporation ("New Valley"). On November 1, 1994, the United States Bankruptcy Court for the District of New Jersey approved the sale of Western Union to FFMC pursuant to a Purchase Agreement, dated October 20, 1994, between New Valley and FFMC.

         The Purchase Agreement provides that FFMC will acquire all of the stock of Western Union and certain other assets from New Valley for a cash purchase price of $893 million plus the assumption by FFMC of the Western Union pension plan, as to which benefit accruals have been permanently suspended. The acquisition provides the Company complete ownership of the Western Union name and trademark, and includes Western Union's money transfer and payment services business with an established network of over 24,000 agents in over 75 countries. In 1993, Western Union completed over 40 million money transfers involving the movement of over $7.8 billion. New Valley will retain ownership of the Western Union messaging business, and FFMC will obtain from New Valley an option to acquire and will grant to New Valley an option to sell to FFMC this business in 1996 for $20 million in cash.

         The Company expects to close the acquisition of Western Union during November 1994 upon payment of $643 million in cash at closing with a deferred payment of $250 million in January, 1995. The business combination will be accounted for as a purchase, and the results of Western Union will be included with the Company's results from the effective date of the acquisition.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Strategic Transactions

On July 21, 1994, FFMC issued 1,095,000 unregistered shares of its common stock and assumed stock options for an additional 163,000 shares as consideration for all of the outstanding shares and stock options of GENEX Services, Inc. ("GENEX"), a company that provides workers' compensation programs to self-insured employers, insurance companies, third party administrators, and government agencies throughout the United States, Puerto Rico, and Canada.
This combination has been accounted for as a pooling of interests, and, accordingly, the following discussions concerning the Company's results of operations and capital resources and liquidity include GENEX as a part of FFMC's business operations for all periods presented in this report.

On September 19, 1994, FFMC was declared the winning bidder to acquire Western Union Financial Services, Inc. ("Western Union") from the bankruptcy proceedings of Western Union's parent company, New Valley Corporation ("New Valley"). On November 1, 1994, the United States Bankruptcy Court for the District of New Jersey approved the sale of Western Union to FFMC pursuant to a Purchase Agreement, dated October 20, 1994, between New Valley and FFMC.

The Purchase Agreement provides that FFMC will acquire all of the stock of Western Union and certain other assets from New Valley for a cash purchase price of $893 million plus the assumption by FFMC of the Western Union pension plan, as to which benefit accruals have been permanently suspended. The acquisition provides the Company complete ownership of the Western Union name and trademark, and includes Western Union's money transfer and payment services business with an established network of over 24,000 agents in over 75 countries. In 1993, Western Union completed over 40 million money transfers involving the movement of over $7.8 billion. New Valley will retain ownership of the Western Union messaging business, and FFMC will obtain from New Valley an option to acquire and will grant to New Valley an option to sell to FFMC this business in 1996 for $20 million in cash.

The Company expects to close the acquisition of Western Union during November 1994 upon payment of $643 million in cash at closing with a deferred payment of $250 million in January 1995. The business combination will be accounted for as a purchase, and the results of Western Union will be included with the Company's results from the effective date of the acquisition.

The impact of the debt to be incurred to finance the Western Union acquisition is described under "Capital Resources and Liquidity." The acquisition is not expected to have any significant impact on the Company's liquidity. Western Union's operations have been experiencing strong revenue and profit growth and are not expected to require significant capital expenditures. As a result, these operations are expected to provide substantial cash flow, contributing to the Company's ability to service the debt incurred to finance this acquisition.


Results of Operations

FFMC reported net income of $40.6 million for the third quarter ended September 30, 1994, an increase of 20% from the $33.8 million in 1993's third quarter. Revenues for the quarter were $536.5 million, or 21% over the $443.3 million in revenues for third quarter of 1993. Earnings per share increased 20% to $.65 per share in the third quarter of 1994 from $.54 per share in the prior year's third quarter.

For the nine months ended September 30, 1994, the Company reported net income of $104.3 million, a 22% increase over the $85.5 million for the comparable 1993 period. Revenues were $1,503.0 million

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

compared with $1,230.7 million in 1993's first nine months, an increase of 22%. Earnings per share for the nine months ended September 30, 1994 increased 21%to $1.67 per share from the $1.38 per share reported for the first nine months of 1993. Record new business (contracted in the latter half of 1993 and during 1994) together with the assimilation of acquisitions contributed to the Company's revenue growth. Internal growth was 15% and 16%, respectively, for the third quarter and first nine months of 1994, and was the principal component of the overall revenue increases compared with similar 1993 periods. Over 40,000 new customers have been added during the first nine months of 1994 (including 14,000 added during the third quarter), with the majority occurring in FFMC's merchant services area.

The Company's emphasis on the growth of service revenues is reflected in the 27% increase during 1994's third quarter and first nine months compared with the same periods in 1993. This rate of increase compares with a 25% increase in operating expenses in these 1994 periods compared with the 1993 periods, as FFMC continues to place important emphasis on expense controls. The favorable impact occurred despite the fact that the strongest growth in service revenues occurred in FFMC's merchant credit card processing, an area that has a margin lower than the Company's overall margin.

Product sales declined during the third quarter and first nine months of 1994 compared with similar 1993 periods, largely as a result of the Company's decisions to eliminate certain ancillary product sales in its imaging businesses and decrease the significance of one-time product sales in its merchant businesses. Changes in the composition of product sales resulted in a gross profit percentage on product sales of 37.6% during the first nine months of 1994 compared with 39.2% for the first nine months of 1993.

General and administrative expenses increased in the third quarter and first nine months of 1994 compared with the same periods in 1993, due primarily to the amortization of stock compensation costs in 1994's second and third quarters from an executive employment agreement (covering 1995 through 1999) entered into on March 22, 1994. Depreciation and amortization expense increased in the 1994 periods compared with 1993's third quarter and first nine months due primarily to the impact of acquisitions completed in the second half of 1993 and 1994's first six months. The Company moved to a net interest income position during the first nine months of 1994 from a net interest expense position in 1993's first nine months as a result of the Company's repayment of all outstanding bank borrowings near the end of 1993's second quarter using cash generated from the sales of businesses during the first six months of 1993 and strong cash flow from operations. These changes produced increases in total expenses of 22% for both the third quarter and first nine months of 1994 compared with prior year periods.

The combination of these revenue and expense changes resulted in pre-tax margins of 11.7% for 1994's first nine months compared with a pre-tax margin of 11.8% for the first nine months of 1993. The third quarter 1994 pre-tax margin of 12.6% was down from the 13.1% pre-tax margin in 1993's third quarter.

The Company's effective tax rate for the first nine months of 1994 was 40.8%, comparable to the 40.9% for 1993's first nine months. The third quarter 1994 effective tax rate was 40.1%, down from 1993's third quarter rate of 41.8% due to the favorable impact recorded during the quarter of tax savings initiatives.

FFMC's business is not seasonal, except that its revenues, earnings and margins are favorably affected in the fourth quarter, primarily by increased merchant credit card and check volume during the holiday season.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources and Liquidity

The Company generated strong cash flows from operating activities totalling $157.5 million and $177.6 million, respectively, for the first nine months of 1994 and 1993. FFMC had higher earnings, depreciation and amortization and other non-cash charges in 1994's first nine months than in the comparable period in 1993. These increases were more than offset by unfavorable comparisons in the working capital categories of accounts receivable and accounts payable and accrued expenses. This negative comparison is principally due to a one-time positive effect of the commencement of merchant settlement payments by First Financial Bank in 1993.

Amounts reinvested in existing businesses, principally for property and equipment additions, software development and customer conversions, totalled $60.1 million in 1994's first nine months compared with $51.0 million during the first nine months of 1993. The majority of this increase is due to higher 1994 spending on system development activities in FFMC's health care services business. Due to unusually high reinvestment outlays made during the fourth quarter of 1993, the Company anticipates that full year 1994 outlays for these capital expenditures in its existing businesses will be similar to the total outlays made in 1993.

Cash from operating activities exceeded reinvestments in existing businesses by $97.5 million in 1994's first nine months, as compared with the $126.6 million excess for the first nine months of 1993. This excess cash generated during the first nine months in 1994 was utilized to fund $97.2 million in payments related to current and prior year acquisitions, including a $10.0 million cash deposit related to the pending Western Union acquisition.

Publicly held stock warrants were exercised during the second quarter of 1994, resulting in the issuance of 303,000 new shares of FFMC common stock at $26.67 per share, generating cash proceeds to the Company of $8.1 million. The final exercise period for the remaining warrants is during the second quarter of 1995 and, if all warrants are exercised, FFMC would issue an additional 1.3 million shares of FFMC common stock for cash proceeds to the Company of $35 million.

FFMC paid cash dividends of $.05 per share on each of January 3, 1994 and July 1, 1994, to shareholders of record as of December 1, 1993 and June 1, 1994, respectively. On October 26, 1994, FFMC's Board of Directors declared a cash dividend of $.05 per share, payable on January 3, 1995 to shareholders of record on December 1, 1994.

FFMC's cash and cash equivalents of $181.6 million at September 30, 1994, except for cash and cash equivalents in its credit card bank ($81.8 million at September 30, 1994), are available for acquisitions and general corporate purposes.

The Company is in the process of amending its unsecured revolving credit facility, increasing it from $450 million to $1.0 billion and providing a new three year term. Other terms and conditions of the amended facility will be substantially the same as the previous credit facility entered into on June 25, 1992. The Company intends to use this facility as the initial financing for the pending acquisition of Western Union. If suitable conditions arise, FFMC intends to use longer term debt instruments or other securities as the ultimate source of financing for the Western Union acquisition. The Company is contemporaneously filing a shelf registration covering such securities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


If suitable opportunities arise for additional acquisitions, the Company may use cash, draw on its available credit facility, or use common stock or other securities as payment of all or part of the consideration for such acquisitions. Alternatively, FFMC may seek additional funds in the equity or debt markets to finance such acquisitions or to repay outstanding borrowings under its credit facility. The Company believes that its current level of cash and future cash flows from operations are sufficient to meet the needs of its existing businesses.

                          PART II. OTHER INFORMATION




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(a)         Exhibits
            --------

            27.1 - Financial Data Schedule (for SEC use only).



(b)         Reports on Form 8-K
            -------------------

            The Company did not file any current report on Form 8-K during the quarter ended September 30, 1994.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          FIRST FINANCIAL MANAGEMENT CORPORATION
                                          --------------------------------------
                                                          (Registrant)





Date:  November 4, 1994               By  /s/ M. Tarlton Pittard
     -------------------------            --------------------------------------
                                          M. Tarlton Pittard
                                          Senior Executive Vice President, Chief
                                          Financial Officer and Treasurer



Date:  November 4, 1994               By  /s/ Richard Macchia
     -------------------------            --------------------------------------
                                          Richard Macchia
                                          Executive Vice President
                                          and Principal Accounting Officer