Form 10-K405
period 1994-12-31
FIRST FINANCIAL MANAGEMENT CORP
filed 1995-03-20
CIK 36326

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K
                 (Mark One)

              X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                      OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
             ---  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to
                                                 --------    --------

                        Commission File Number 1-10442

                          FIRST FINANCIAL MANAGEMENT
                                 CORPORATION
            (Exact name of Registrant as specified in its charter)

         GEORGIA                                                 58-1107864
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

            3 CORPORATE SQUARE, SUITE 700, ATLANTA, GEORGIA 30329
                   (Address of principal executive offices)

                               (404)  321-0120
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                                            Name of each exchange on which registered
      -------------------                                            -----------------------------------------
      COMMON STOCK, $.10 PAR VALUE                                              NEW YORK STOCK EXCHANGE
      5% SENIOR CONVERTIBLE DEBENTURES DUE 1999                                 NEW YORK STOCK EXCHANGE

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

      The aggregate market value of the Common Stock of the Registrant held by nonaffiliates as of January 31, 1995: $3,749,087,586

      Number of shares of Common Stock outstanding as of January 31, 1995:
61,709,709 shares

DOCUMENTS INCORPORATED BY REFERENCE                                                                       PART
- -----------------------------------                                                                       ----
Proxy Statement for the Annual Meeting of Shareholders
      to be held on April 26, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III


                                     PART I

ITEM 1.  BUSINESS.

      First Financial Management Corporation ("FFMC" or the "Company") provides a variety of information services to a diverse customer base. FFMC was incorporated as a Georgia corporation in 1971, and became a public company in 1983.

      The Company periodically conducts a strategic reevaluation of its businesses, reviewing overall trends and developments in relation to its business investments and industry concentrations. These strategic reviews have resulted in numerous business acquisitions that have complemented internal growth in expanding the Company's customer base, range of services, technological capabilities and management depth. Such reviews also resulted in FFMC's dispositions in 1992 of business units no longer involved in the Company's strategic direction (see "Dispositions").

INFORMATION SERVICES

      FFMC operates in a single business segment, providing a vertically integrated set of data processing, storage and management services for the capture, manipulation and distribution of information. These services are provided to over 327,000 commercial establishments and government agencies, primarily in the United States. In addition, the Company, through its November 1994 acquisition of Western Union Financial Services, Inc. and related assets ("Western Union"), provides information services to a worldwide network of agents resulting in money transfers involving an estimated 55 million consumers in 1994. Currently, a substantial majority of these money transfers originate within the United States.

      The Company markets its array of service offerings to attract new customers and cross sells its various services throughout its existing customer base. FFMC's business units utilize the Company's internally developed telecommunications infrastructure to transfer data and route service calls in providing information services to their customers. The credit and debit card processing and check acceptance business areas are increasingly using data capture terminals developed by MicroBilt (FFMC's in-house research and development unit) to connect customer point-of-sale systems to FFMC's data transfer network. The Company continues to pursue further integration of its services to gain competitive advantage. FFMC's information services fall into three main categories: merchant services, health care services and imaging services.

Merchant Services

      Merchant services involves information processing and transfer related to financial transactions. These services include the authorization, processing and settlement of credit and debit card transactions, verification or guarantee of check transactions, debt collection and accounts receivable management, and worldwide nonbank money transfers and bill payments. Also included is a business unit that designs, installs and manages in-store financial services outlets in supermarkets. Services are provided to over 310,000 customers in all 50 states, the Caribbean, Canada, Mexico, Australia, and New Zealand. In addition, Western Union provides information services throughout its worldwide network of over 24,000 agents that results in money transfers for consumers. Merchant services' operations consists of over 80 processing centers employing approximately 5,700 employees. The percentages of FFMC's revenues contributed by merchant services were 71%, 66% and 60%, respectively, during the years ended December 31, 1994, 1993 and 1992.

      National Bancard Corporation ("NaBANCO") was acquired by FFMC in 1987, and has since become the largest provider of merchant credit and debit card authorization, processing and settlement services in the United States. These services are provided for merchants with respect to transactions in which payment is made through bank cards (primarily VISA and MasterCard) and certain other credit cards. Fees for credit card authorization and settlement services are generally based on the dollar volume of transactions processed. Approximately $74 billion in merchant credit and debit card transactions were handled in 1994, compared with $54 billion in 1993 and $43 billion in 1992.

      NaBANCO's processing centers in Sunrise, Florida and Melville, New York support merchant electronic cash registers and dial up point-of-sale authorization and draft capture terminals. Approximately 97% of the credit card authorizations by NaBANCO are performed electronically, with responses to customers usually within two to five seconds. Also, voice authorization services are provided via the Florida center to merchants without electronic authorization capabilities and in the event that electronic authorization capabilities are interrupted. Essentially all of the electronic authorization volume can be handled through either of the two processing centers, enabling transactions to be load-shared between centers and ensuring availability of processing facilities.

      Starting in June 1993, NaBANCO began providing most of its services under an agreement as agent for and in conjunction with First Financial Bank ("FFB"), FFMC's credit card bank formed for the primary purpose of supporting the Company's credit card processing and settlement operations. FFB replaced Georgia Federal Bank, FSB (see "Dispositions") as NaBANCO's primary sponsoring member bank in the VISA and MasterCard systems as required by their rules. NaBANCO also provides services as agent for and in conjunction with other sponsoring member banks and maintains ongoing relationships with these and other banks to assist in marketing and delivering NaBANCO's services to these banks' merchant customers.

      The TeleCheck system was founded in 1964 to provide services to merchants who desire to pass the risk of bad checks to a third party, and is now one of the largest check acceptance services in the world. These services are provided utilizing large consumer data bases and proprietary risk management systems operated under the "TeleCheck" trademark. Checks totalling over $30 billion were authorized in 1993, compared with $24 billion in 1993 and $15 billion in 1992.

      TeleCheck provides check guarantee services (buying the approved check at face value from the merchant if it is subsequently dishonored) up to a pre-established warranty maximum. TeleCheck's check verification service helps merchants reduce bad check write-offs and control the costs of check acceptance by providing access to payment data bases and activity monitoring systems. These services allow merchants to maintain a liberal check acceptance program to increase sales and profits. Fees charged to customers for check verification and guarantee services are generally based on the dollar volume of transactions processed.

      TeleCheck became a part of merchant services through FFMC's acquisition in July 1992 of TeleCheck Services, Inc. ("TSI") and its principal franchisee, Payment Services Company - U.S. ("PSC"). TSI was the owner and franchisor of the TeleCheck system, and provided these services along with eleven independent franchisees (including PSC) operating in geographically-defined territories. PSC started in 1976 as the owner of the Houston TeleCheck franchise, and grew its volume and service offerings through internal growth and the acquisition of additional franchises and other related businesses.

      In 1993, TSI and PSC completed the combination of their operations, consolidating TSI's data processing operations and administrative offices into PSC's headquarters and principal operating facility in Houston, Texas. The Company also acquired five entities during 1993 that operated TeleCheck franchises, four in the United States and the franchise in the Commonwealth of Puerto Rico. In 1994, the Company acquired the entity operating the TeleCheck franchise covering Australia and New Zealand. TeleCheck now operates virtually the entire TeleCheck system, with independent franchisees remaining in only three states and Canada.

      Nationwide Credit, Inc. ("Nationwide"), acquired by FFMC in 1990, is a leading provider of debt collection and accounts receivable management services nationally to a wide variety of customers including retailers, health care providers, financial institutions and the federal government and its agencies through eleven collection offices located throughout the United States. Fees charged to customers are generally based on the dollar amount of the funds collected. Nationwide's services are performed with enhanced technological advancements, including on-line skiptracing capabilities and paperless collection systems, as customers' transactions are managed through a collector's computer terminal linked to a central mainframe computer.

      In March 1994, Nationwide acquired The Master Collectors, Inc. ("Master Collectors"), an Atlanta-based collection agency. During 1994, the Master Collectors' administrative and principal operating office was consolidated into Nationwide's headquarters facility in Marietta, Georgia.

      International Banking Technologies, Inc. ("IBT"), acquired via merger with FFMC in 1993 and headquartered in Norcross, Georgia, is a leader in developing in-store branch banking programs in supermarkets. IBT provides a comprehensive array of services for its financial institution customers, with the objective of developing a profitable retail financial services outlet while achieving a value added arrangement to the food retailer. IBT derives its revenues from fees earned during the design and installation phases, and also from the on-going management of the in-store program between the financial institution and the supermarket.

      FFMC's acquisition of Western Union gives the Company a worldwide leadership position in nonbank money transfer and bill payment services. The primary market for Western Union's services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use nonbank financial services to pay bills and meet other obligations.

      Western Union's automated money transfer system is connected to its network of over 18,000 agents in the United States and over 6,000 agents in over 100 foreign countries. In addition, money transfer services are available on a next day basis to 15 African countries and third party service is available in over 20 additional countries. Proprietary software links Western Union's network directly to personal computers at agent locations for over half of Western Union's domestic agent locations and over 1,000 of its foreign agent locations. Western Union's administrative offices are located in Paramus, New Jersey, and its principal operating facilities are customer service centers in Bridgeton, Missouri and Dallas, Texas, the latter being a multilingual center.

      Data is entered into the money transfer system from a person initiating a transfer (the sender with funds) and the information is available throughout Western Union's agent network (for a money transfer to a recipient specified by the initiator) or to a specified commercial establishment (for a bill payment). The information processing and transfer is completed by Western Union's system such that money is available to the intended recipient, generally within minutes. Western Union's revenues are derived from the transfer fee, which is paid by the sender based on a graduated schedule and varies with the principal amount of the money transfer.

      Money transfers are typically handled by Western Union agents, of which over 6,000 are located in supermarkets and convenience stores in the United States. Customers can also call toll-free to a Western Union service center and charge the transfer and related fee to their credit card account. Commercial customers can also contact Western Union directly to complete money transfers to traveling employees or clients.

      Western Union offers bill payment services to utility companies, collection agencies, finance companies and other financial institutions. The debtor pays a transaction fee to settle their account via a money transfer initiated at a participating Western Union agent location, with Western Union's commercial customer benefiting from a convenient collection tool that results in immediately available funds.

      Also in recent years, Western Union has introduced ancillary products to expand its services throughout its customer base. These products include money orders and a prepaid disposable phone card, both of which are sold primarily through Western Union's money transfer agents.

      Merchant service revenues and earnings are favorably affected by increased credit card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter. In future years, the Company believes that its revenues and earnings will also be affected by higher Western Union money transfer volume during the summer months.


Health Care Services

      Health care services includes data processing and information management services related to health care and workers' compensation claims and the resulting payments. Services are provided to approximately 2,000 customers by over 5,300 employees operating in 180 locations throughout the United States. The percentages of FFMC's revenues provided by health care services were 18%, 21% and 20%, respectively, for the years ended December 31, 1994, 1993 and 1992.

      During 1994, FFMC began the process of consolidating previously separate business units under one operating entity, FIRST HEALTH. The Company believes a streamlined organizational structure will promote the marketing of its various health care services to new customers, and the cross-selling of such services to existing customers.

      FIRST HEALTH Strategies, based in Salt Lake City, Utah, is one of the nation's largest processors of private sector health care claims. Its services include claims administration, utilization management, provider networks, insurance brokerage and data analysis and reporting. These services are designed to help control employer health care costs and to monitor the quality of health care provided. FIRST

HEALTH Strategies markets its services principally to employers with self-funded group health benefit plans and to employers with insured plans which are seeking health care management alternatives. In 1994, FIRST HEALTH Strategies began providing claims administration services to health maintenance organizations.

      FIRST HEALTH Services, based in Glen Allen, Virginia, is one of the largest providers of transaction processing and management services to governmental agencies and private and public third party payors. These services include processing for Medicaid and other state programs, pharmaceutical claims processing, drug utilization review services, and management services for mental health, substance abuse, and preventative care programs.

      In addition, FIRST HEALTH is a leading supplier of Medicare claims processing systems to health care insurers and a provider of hospital information processing systems focused on revenue generation and cost containment.

      In July 1994, FFMC expanded FIRST HEALTH's service offerings by the acquisition of GENEX Services, Inc. ("GENEX"). GENEX, headquartered in Wayne, Pennsylvania, provides workers' compensation cost containment services to the insurance industry and to self-insured corporations throughout the United States, Canada and the Commonwealth of Puerto Rico. Services provided include medical case management, medical bill review, vocational rehabilitation, utilization management, independent medical exams, disability case management, access to PPO networks, and telephonic injury management. GENEX has over 1,000 employees and over 120 offices throughout its markets to extend its service coverage given the differences in disability laws and regulations among the states.

      During 1994, health care reform measures introduced in 1993 by the executive and legislative branches of the federal government have been supplanted by private sector initiatives to streamline the delivery of health care services in the United States. FFMC believes this trend will continue. Accordingly, the Company in 1994 intentionally slowed its rate of capital investments in its health care services businesses as the nature of the reform process materialized. FFMC continues to believe that its health care services, given their focus on the efficiency of information processing, are favorably positioned to benefit from an emphasis on reducing the level of administrative costs related to the delivery of health care products and services.

      In 1994, FIRST HEALTH Strategies continued its development of an electronic claims processing system (ACT3). The Company lengthened its implementation schedule to allow continued system design to incorporate the effects of industry reforms on the processing of health care transactions. The ACT3 system is being tested, and FFMC believes customer implementation will commence in late 1995.

Data Imaging Services

      Data imaging services is comprised of a full array of information management services, including data capture, data imaging, micrographics, electronic database management, and output printing and distribution. Services are provided through First Image Management Company ("First Image") through approximately 80 locations across the United States. First Image, headquartered in Atlanta, Georgia, is the largest full service provider of imaging services in the United States, employing nearly 3,400 people to provide services to over 13,000 customers. The percentages of FFMC's revenues from data imaging services were 11% in 1994, 13% in 1993 and 15% in 1992.

      First Image markets its array of services under a "total solutions" approach with the objective of improving the utility of a user's data base through ease of access and efficient information output. In addition, First Image's services reduce the need for its clients to devote substantial capital investments to create, maintain and access large databases. Fees for First Image's services are based on the volume and complexity of the information management services as well as other factors such as required turnaround time, volume and duration of contract. The majority of First Image's revenues are derived from contracts two to three years in length.

      First Image strengthened its market leadership position during 1994 by acquiring the assets of AT&T's Global Information Solutions Information Imaging Systems ("AT&T IIS"). At the date of acquisition, AT&T IIS provided a full line of information management services to approximately 850 customers through 13 locations across the United States. First Image continues to provide services to AT&T's Data Services Division under a long-term contract.

      In 1994, First Image began implementation of a business strategy to deemphasize its sales and related maintenance of imaging equipment, focusing its organization instead on the growth of its recurring business services. Third party equipment suppliers are now utilized, as needed, to furnish First Image customers with imaging equipment and associated maintenance services. Also during 1994, First Image reorganized its businesses around three product sets - Data Acquisition, Data Output and Corporate Publishing.

      First Image's Data Acquisition division creates and manages large scale electronic data bases through the collection and conversion of paper source documents via key entry or high speed scanning techniques. Customers can be linked to these data bases off-line, by dedicated transmission lines or satellite link, or on-line by a direct link to First Image's key entry terminals. In 1994, the Data Acquisition division signed several large contracts with insurance companies for processing related to health care claims.

      The Data Output division includes First Image's production of computer output microfilm ("COM") and the customization, printing and mailing of reports and statements from large databases. COM services result in cost savings for customers by the elimination of paper and reduced information distribution costs with compact storage and efficient information retrieval. In 1994, First Image introduced a CD-ROM data storage and retrieval product in selected markets. As a natural extension of its database management services, First Image prints and distributes large volumes of computer generated documents such as promotional mailings, invoices and account statements for its clients each month.

      The Corporate Publishing division maintains databases for training manuals, software manuals, product catalogs, directories and other lengthy, detailed documents. Updates for these documents are transmitted electronically to First Image from its customers. First Image then updates the database, prints the required pages, and ships the hard copy output to predetermined client locations.

MARKETING

      FFMC markets its services through a variety of channels including direct solicitation and general advertising. The Company's employees are utilized in the direct solicitation of new customers and the cross-selling of additional FFMC services to existing customers. Direct sales organizations at the Company's merchant credit card and check acceptance businesses have been effective in signing new merchant accounts in the past several years.

      General advertising of FFMC's services is accomplished through industry and trade publications, direct mail, telemarketing, and contact at trade conventions and Company-sponsored seminars as well as direct sales. Western Union, acquired by FFMC in November 1994, maintains a broad based advertising and marketing program supporting the Western Union brand and the public's awareness of Western Union's services.

      In addition, the Company believes that its ongoing business acquisition program is an important complement to direct marketing efforts to enhance existing products by expanding markets and services offered.

COMPETITION

      The most significant competitive factors in the sale of the Company's services are price, quality, technological advancement and reliability of service. Competition is encountered from several different sources, which vary depending on the particular service involved and the size of the customer served. These sources include national and local service providers, and in-house solutions sold by computer equipment and software vendors.

      The Company's merchant credit card services compete against several other national service providers and against banks that continue to provide these services to their merchant customers. FFMC's check acceptance business is in competition principally with two other national companies.

      Western Union originated nonbank money transfer services in 1871, and is the dominant provider of these services in the United States. Western Union competes with bank wire transfer services (available primarily to commercial users) and money orders as alternative methods of funds transfer. First Data Corporation is currently the major competitor in the nonbank money transfer business, and Western Union faces several established competitors in providing commercial money transfer and electronic bill payment services. Western Union's major competitive strengths include its long service history, its worldwide brand awareness, and the market presence of its large and established worldwide agent network.

      FFMC's acquisition strategy includes the objective of entering large, fragmented markets in which the Company can become the dominant service provider. The markets related to health care information services and debt collection services continue to be fragmented, with no one company or group of companies considered dominant. First Image is the largest provider in the data imaging market, a market composed primarily of local area providers.

DISPOSITIONS

      In 1992, FFMC sold or entered into agreements to sell Georgia Federal Bank, FSB and its subsidiaries ("Georgia Federal"), including its consumer finance subsidiary, First Family Financial Services ("First Family"). Georgia Federal was acquired by FFMC on May 31, 1989 specifically to ensure that the Company's merchant credit card processing business had access to the payment system through Georgia Federal's sponsorship in the VISA and MasterCard networks. In 1992, the Company implemented alternative measures to provide continued access to the payment system (including a plan to form a credit card bank), which provided FFMC the flexibility to sell Georgia Federal. The sale of First Family was consummated on November 10, 1992, and a definitive agreement to sell Georgia Federal was entered into on December 21, 1992. FFMC operated Georgia Federal until the sale was consummated on June 12, 1993 although the agreement provided that all 1993 results accrued to the purchaser.

      During the period of FFMC's ownership of Georgia Federal and First Family, these combined businesses comprised the Company's financial services segment for purposes of FFMC's financial reporting. Georgia Federal was the largest thrift institution in the State of Georgia with assets of over $4 billion, and First Family was a regional consumer finance company with $600 million in assets and offices in eight southeastern states. These businesses have been presented as discontinued operations in FFMC's consolidated financial statements.

      On December 31, 1992, FFMC entered into a definitive agreement to sell Basis Information Technologies, Inc. ("Basis"), the Company's original core business unit that provided data processing services to financial institutions. FFMC operated this business until the sale was consummated on February 10, 1993, although the agreement provided that all 1993 results accrued to the purchaser. During the fourth quarter of 1992, the Company discontinued software development for a major Basis product line in connection with the settlement of litigation with a vendor. As a part of its overall strategic reevaluation, FFMC's management determined that additional investments in its financial institutions processing business did not fit the Company's overall strategic direction and decided to pursue the sale of Basis. Basis was included in FFMC's Information Services segment for financial reporting purposes.

REGULATION AND EXAMINATION

      The 1992 business dispositions removed certain service offerings that previously subjected FFMC to considerable regulation and examination. However, remaining services that the Company provides directly to governmental agencies and to banks and other regulated financial institutions may be reviewed by various federal and state regulatory agencies.

      First Financial Bank ("FFB") was formed effective May 7, 1993 under Georgia law as a special purpose bank that will conduct only those activities permitted for "credit card banks" under the Federal Bank Holding Company Act, as amended (the "BHC Act"). Under the BHC Act, FFMC may own a credit card bank without itself becoming subject to federal regulation as a bank holding company (or subject to related restrictions on the types of activities FFMC and its other subsidiaries may engage in) as long as the credit card bank: (a) engages only in credit card operations, (b) accepts no deposits other than time deposits of $100,000 or more, (c) maintains only one office that accepts deposits, and (d) does not engage in the business of making commercial loans. FFB operates under these limitations.

      First Financial Bank is subject to examination and regulation by the Georgia Department of Banking and Finance and applicable federal regulatory agencies, including the Federal Deposit Insurance Corporation ("FDIC"), which in 1993 approved FFB's application for FDIC deposit insurance. Certain activities of NaBANCO are subject to examination and regulation. In addition, certain minimum capital ratios must be maintained by FFB, and arrangements between FFB and its affiliates must be on terms at least as favorable as those available from independent third parties. In addition, FFB and NaBANCO continue to be subject to the VISA and MasterCard rules, including a requirement that FFB maintain adequate capital (currently $70 million) based on the merchant credit card processing volume settled through FFB.

      FFMC's service operations related to debt collection, health care claims administration, and money transfer are regulated at the state level by banking or insurance commissions or similar authorities, which require the Company to obtain and maintain licenses to conduct such operations. Such licenses generally require the Company or the licensed subsidiary to demonstrate and maintain minimum levels of net worth and/or liquidity.

INDUSTRY TRENDS

      The technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information are becoming increasingly complex. These capabilities require large capital expenditures and have resulted in an industry consolidation that is beneficial to FFMC. The Company's customers are handling an expanding variety of transactions with rapidly growing volumes. This processing increasingly requires the use of sophisticated software, hardware and communication technologies.

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

      FFMC believes that it can benefit from these trends by leveraging the collective capabilities developed through its various service offerings which lend themselves to cross-selling and to synergistic combinations. The Company also believes that its growing array of information services enhances its ability to provide a total solutions approach to many of its customers' needs.

EMPLOYEES

      At December 31, 1994, FFMC and its subsidiaries employed approximately 15,000 employees. Western Union has a three-year labor contract (expiring August 6, 1997) with the Communications Workers of America, AFL-CIO, representing approximately 900 full time and 200 part time employees. The Company's employees are not otherwise represented by any labor organization.

PRODUCT DEVELOPMENT

      FFMC develops systems software and data capture equipment to facilitate the delivery of the Company's information services to its customers. These products enable customers to more easily connect with FFMC's information transfer network and to make the completion of transactions more convenient and efficient.

      During 1994, FFMC repositioned one of its business units, MicroBilt, by deemphasizing sales to unaffiliated parties to focus on its primary role as the Company's internal research and development arm. MicroBilt develops technological solutions to enhance the Company's service offerings and to facilitate the linkage of customer transaction terminals with FFMC's information processing network. MicroBilt develops and supports data capture, communications and information distribution systems to multi-location customers, including financial institutions, retailers, restaurants, and health care and pharmaceutical providers. In 1992, MicroBilt developed a point-of-sale terminal (SurePay(TM)) which captures and stores electronically the cardholder's signature, allowing NaBANCO to provide its merchant customers with added protection against procedural chargebacks. In January 1995, TeleCheck introduced MicroBilt-developed Accelera(TM), a combination check reader and credit card processing devise that connects with a merchant's point-of-sale terminal.

      Outlays for FFMC's software development activities totalled $35 million in 1994, $31 million in 1993 and $27 million in 1992. The 1992 amount excludes development costs incurred by Basis which were subsequently written off in 1992 in connection with the settlement of litigation with a vendor. The costs of software maintenance, research and conceptualization are expensed when incurred.


ITEM 2. PROPERTIES

      FFMC leases virtually all of its operating facilities of its business units, covering approximately 400 locations across the United States and 10 locations outside the United States. Approximately 230 of these locations represent the Company's principal data processing and service centers, many of which also contain sales and administrative offices. These facilities are under leases that have expiration dates ranging from 1995 to 2009.

      During 1994, FFMC sold the FIRST HEALTH operations facility in Salt Lake City, Utah and leased it back under a fifteen year agreement. The Company's remaining owned property is a First Image operations facility in London, Kentucky.

      All of FFMC's properties are in good repair and in suitable condition for the purposes for which they are used.

      FFMC will move its corporate headquarters office during 1995 to another leased office location in Atlanta, Georgia. The new facility has a ten year lease through 2005, with renewal options.


ITEM 3.  LEGAL PROCEEDINGS.

      There were no material legal proceedings involving FFMC or its property required to be disclosed herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of FFMC's shareholders during the fourth quarter of 1994.

EXECUTIVE OFFICERS

      Set forth below is information about FFMC's executive officers:


                                                                                                OFFICER OF
         NAME                     AGE          POSITIONS WITH FFMC                              FFMC SINCE
         ----                     ---          -------------------                              ----------
Patrick H. Thomas                  52          Chairman of the Board, President                      1972
                                               and Chief Executive Officer

Robert J. Amman                    56          Vice Chairman and Chief Operations                    1995
                                               Officer

Richard D. Jackson                 58          Vice Chairman and Chief Operations                    1989
                                               Officer

Stephen D. Kane                    51          Vice Chairman, Chief Administrative                   1988
                                               Officer and Secretary

M. Tarlton Pittard                 55          Vice Chairman, Chief Financial                        1986
                                               Officer and Treasurer

Randolph L. M. Hutto               46          Senior Executive Vice President,                      1992
                                               General Counsel

Richard Macchia                    43          Executive Vice President, Finance and                 1989
                                               Principal Accounting Officer

      Messrs. Thomas, Kane and Pittard have been principally employed as executive officers of FFMC for more than five years. Messrs. Amman, Jackson, Kane and Pittard each were named Vice Chairman in January 1995.

      Prior to his appointment as Vice Chairman of FFMC, Mr. Amman was President and Chief Executive Officer of Western Union Financial Services, Inc. since 1988.

      Prior to his appointment as Vice Chairman of FFMC, Mr. Jackson was Senior Executive Vice President of the Company since January 1993. He was Vice Chairman and Chief Executive Officer of Georgia Federal Bank, FSB ("Georgia Federal"), since July 1986 and became Senior Executive Vice President of FFMC in June 1989.

      Mr. Hutto was named Senior Executive Vice President of FFMC in January 1995. Mr. Hutto joined FFMC in January 1992 as Executive Vice President, Secretary and General Counsel. Previously he had been a partner with the law firm of Sutherland, Asbill and Brennan, FFMC's principal outside counsel, since 1985.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


       FFMC's $.10 par value common stock is traded on the New York Stock Exchange under the symbol "FFM." The high and low prices for the Company's common stock for each quarter during the last two years were as follows:




                                                            1994                          1993
                                                          --------                      --------
Quarter Ended                                          High        Low               High       Low
- -------------                                         ------      -----             ------     -----
March 31                                            $60 1/8      $51 1/8           $44 1/4    $38 1/4
June 30                                              59 1/8       52 3/8            42 3/8     36
September 30                                         62           52                55 1/8     42 3/8
December 31                                          63 1/2       53 3/4            58 1/2     50 1/2


      The closing sale price for the Company's common stock on March 10, 1995 was $69 1/4 per share, with 1,918 holders of record as of that date.

      In 1989 the Company established a policy of making semi-annual dividend payments to shareholders and the Company's Board of Directors has since declared semi-annual cash dividends of $.05 per share. The Company expects to pay future cash dividends semi-annually depending upon the Company's pattern of growth, profitability, financial condition, and other factors which the Board of Directors may deem appropriate.

ITEM 6.  SELECTED FINANCIAL DATA.

                     FIRST FINANCIAL MANAGEMENT CORPORATION

The following data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's merger with GENEX Services, Inc. ("GENEX") in July 1994 has been accounted for as a pooling of interests and, accordingly, the following information (including share information) has been restated to include both FFMC and GENEX. During each of the periods presented below, FFMC has made various acquisitions, accounted for as purchases, which affect the comparability of information presented. For additional information concerning the Company's acquisitions, see Note B to the consolidated financial statements. In addition, in 1992 the Company disposed of one of its two business segments and recorded a loss in another business unit that was sold. These dispositions are outlined in Note C to the consolidated financial statements.

- -------------------------------------------------------------------------------------------------------------
Year ended December 31,                              1994        1993         1992         1991       1990
- -------------------------------------------------------------------------------------------------------------
(In millions, except per share amounts)
Income statement data:
- ---------------------
  Revenues                                         $2,207.5    $1,759.6     $1,508.4     $1,057.5     $816.3

  Expenses                                          1,939.2     1,539.4      1,440.5*       952.9      737.1
                                                    --------------------------------------------------------
  Income from continuing
  operations before income taxes                      268.3       220.2         67.9        104.6       79.2

  Income taxes                                        108.1        88.4         46.5         41.9       31.5
                                                    --------------------------------------------------------
  Income from continuing operations                $  160.2    $  131.8     $   21.4     $   62.7     $ 47.7
                                                    ========================================================
  Depreciation and amortization                    $   97.7    $   77.8     $   84.5     $   58.7     $ 45.2

Per share data:
- --------------
  Income per share - continuing operations
      Primary                                      $    2.56   $    2.12    $    0.35*   $    1.32    $  1.17

      Fully diluted                                     2.56        2.12         0.35*        1.23       1.10

  Cash dividends per share                              0.10        0.10         0.10         0.07       0.07
Weighted average common shares outstanding:
- ------------------------------------------
  Primary                                              62.9        62.0         60.1         47.4       40.8

  Fully diluted                                        62.9        62.1         60.3         53.0       48.1

Balance sheet data (at year end):
- --------------------------------
  Total assets                                     $3,135.7    $1,645.9     $1,571.7     $1,297.0   $1,105.2

  Long-term debt, including current portion            62.3        17.3        158.7        152.1      207.8

  Convertible debentures                              447.1          --           --           --      166.8

  Total shareholders' equity                        1,429.8     1,253.5      1,124.9        997.6      600.7

* Includes loss in business unit sold of $79.6 million ($1.07 after-tax loss per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         First Financial Management Corporation (the "Company" or "FFMC") is in the business of providing information services to commercial establishments,
government agencies and consumers.    The Company markets its array of service
offerings to attract new customers and cross-sells its various services throughout its existing customer base. The largest category of services involves information processing and transfer related to financial transactions. These services include the authorization, processing and settlement of credit and debit card transactions, verification or guarantee of check transactions, debt collection and accounts receivable management, and worldwide nonbank money transfers and bill payments. A second category includes data processing and information management services related to health care and workers' compensation claims and the resulting payments. The final service category is comprised of a full array of information management services, including data capture, data imaging, micrographics, electronic database management, and output printing and distribution.

         The Company's information services business is presented as FFMC's continuing operations in the accompanying consolidated financial statements and in the following discussions. Discontinued operations consist of FFMC's previous financial services businesses (which the Company sold or signed agreements to sell in 1992), the results of operations for which are not included in the Company's results in 1994 or 1993.

         In July 1994, FFMC completed its merger with GENEX Services, Inc. ("GENEX"). This business combination has been accounted for as a pooling of interests and, accordingly, for all periods in the accompanying consolidated financial statements and in the following discussions the results of GENEX are included in the Company's results. In November 1994, FFMC completed its acquisition of Western Union Financial Services, Inc. and related assets ("Western Union"). This business combination was accounted for as a purchase, and the results of Western Union have been included in the Company's results from the effective date of the acquisition.


RESULTS OF OPERATIONS

1994 Compared With 1993

         FFMC's revenues increased 25% to $2.2 billion in 1994 from $1.8 billion in 1993, including a 31% increase in service revenues. Net income for the year ended December 31, 1994 was $160.2 million, 22% greater than 1993's net income of $131.8 million. Per share earnings increased to $2.56 compared with per share earnings of $2.12 in 1993, an increase of 21%.

         Record new business (contracted in the latter half of 1993 and during 1994) together with the assimilation of acquisitions contributed to the Company's revenue growth. Internal growth of 16% for the year was the principal component of the overall increase in revenues in 1994 as compared with the prior year. Over 67,000 new customers (net of attrition) were added in 1994, with the majority occurring in FFMC's financial transaction processing area. In addition, this area benefited during 1994 from new business from several national accounts signed in 1993's fourth quarter.

         The Company continues to emphasize growth in its service revenues, as reflected by the 31% increase in 1994 compared with the prior year. FFMC also continues to place emphasis on expense controls, as 1994's 29% increase in operating expenses over 1993 is below the increase in service revenues. This favorable comparison occurred despite the fact that the strongest growth in service revenues occurred in the Company's credit card processing services, an area that has a lower margin than the Company's overall margin.

         Product sales declined in 1994 compared with the prior year, primarily due to FFMC's decision to decrease the significance of one-time product sales and focus its product development effort on data capture platforms that link customers to the Company's information services. Changes in the composition of product sales led to a gross profit percentage on product sales of 36.3% in 1994 compared with 39.6% in 1993.

         Depreciation and amortization expense increased 26% in 1994 compared with the prior year, but represented 4.4% of revenues in both 1994 and 1993. General and administrative expenses decreased slightly as a percentage of revenues in 1994 compared with 1993. After excluding 1994 pension costs of approximately $2.3 million incurred in the fourth quarter related to the assumption of Western Union pension obligations, general and administrative expenses increased 10% in 1994 compared with 1993.

         The combination of these revenue and expense changes resulted in a pre-tax margin of 12.2% in 1994 compared with a pre-tax margin of 12.5% in 1993. FFMC's effective tax rate for 1994 was 40.3%, comparable to the 40.1% in 1993.

         On a pro forma basis (assuming that FFMC owned Western Union for all of 1993 and 1994, and the related acquisition financing was completed on January 1, 1993), the inclusion of the historical results of operations of Western Union would have diluted the Company's consolidated results in 1993
and, to a much lesser degree, in 1994.   However, Western Union is currently
experiencing profitability growth significantly above its historical rate, which was an important factor in FFMC's determination to purchase Western Union. The Company expects to further supplement this growth through the cross-selling of its other information processing services throughout Western Union's worldwide distribution network of over 24,000 agents in over 100 countries.

1993 Compared with 1992

         FFMC consummated several significant business transactions during 1993 that resulted from the Company's strategic reevaluation of its businesses completed in 1992. During the fourth quarter of 1992, the Company entered into agreements to sell its financial services businesses, comprised of Georgia Federal Bank, FSB ("Georgia Federal"), formerly the largest thrift institution in Georgia, together with First Family Financial Services ("First Family"), which previously was Georgia Federal's regional consumer finance subsidiary. The sales of First Family and Georgia Federal were consummated in November 1992 and June 1993, respectively.

         During the fourth quarter of 1992 the Company also agreed to sell Basis Information Technologies, Inc. ("Basis"), the unit within FFMC's information services business that provided data processing services to financial institutions. The sale of Basis was consummated in February 1993. Prior to entering into the agreement for the sale of Basis, the Company discontinued software development and wrote off related costs for a major product line in connection with the settlement of litigation with a vendor, the combination of which resulted in income of $13.8 million included in other revenues. Concurrently, the Company decided to explore the sale of Basis. In reviewing the potential market value of Basis, FFMC's management determined that a write-down of the carrying value of Basis' net assets was necessary. Accordingly, the Company recognized a pre-tax loss of $79.6 million in 1992 (an after tax loss of $1.07 per share). Revenues attributable to Basis were

$113.8 million in 1992 and its contribution to income before income taxes, aside from the items mentioned above, was approximately $4.5 million.

         The terms of both the Georgia Federal and Basis sale agreements provided that the results of operations of these businesses after December 31, 1992 accrued to the respective purchasers, such that FFMC's 1993 financial results do not include results for these businesses. The following discussion pertains to FFMC's continuing operations.

         FFMC's revenues increased 17% to $1.8 billion in 1993 from $1.5 billion in the prior year. Excluding Basis' 1992 revenues, the revenue growth rate for the year was 26%. Income from continuing operations increased to $131.8 million in 1993 from $21.4 million in 1992. Excluding the Basis asset write-down from the prior year's results, income from continuing operations increased 53% in 1993 compared with the prior year. Per share earnings from continuing operations increased to $2.12 in 1993, compared with $.35 in 1992. Excluding the Basis write-down, per share earnings increased 49% over 1992.

          The 17% increase in revenues in 1993 is all attributable to internal growth, as the effect of excluding Basis' revenues in 1993 is largely offset by incremental 1993 revenues from acquisitions completed in 1992. The internal revenue growth was due primarily to significant volume increases within FFMC's existing businesses, particularly in the Company's credit card services and check acceptance services areas. Despite pricing pressures in several of FFMC's product areas, the Company demonstrated the leveragability of its businesses by translating the revenue increases into higher percentage increases in pre-tax income, thereby producing higher pre-tax margins. FFMC's pre-tax margin of 12.5% in 1993 compared with a 9.8% pre-tax margin in 1992 (excluding the Basis write-down). The impact of the revenue increases and the expansion of margins in 1993 was enhanced by net interest income of $.3 million in 1993 compared with net interest expense of $9.4 million in 1992, as FFMC reduced its debt obligations during 1993 from the cash received from the sale of businesses.

         The Company's effective tax rate decreased 1.4% to 40.1% in 1993. The comparable 1992 rate of 41.5% excludes the impact of the Basis write-down. The decrease occurred despite a 1% increase in the federal corporate tax rate from the Omnibus Budget Reconciliation Act of 1993, which was signed into law during the year and which contained several other provisions which affected FFMC's 1993 income tax expense. The Company's lower effective tax rate in 1993 was attributable primarily to lower levels of nondeductible goodwill and to lower effective state tax rates resulting from FFMC's tax strategies.


ECONOMIC FLUCTUATIONS

         The Company's business is somewhat insulated from economic fluctuations due to recurring service revenues from long-term customer relationships, and the fact that FFMC's services often result in cost savings for its customers. In addition, the Company believes that its credit and debit card processing services are benefiting from higher overall card use and, in particular, to growing card use for recurring transactions at outlets such as supermarkets and grocery stores.

         Strong economic growth during 1994 benefited FFMC's results, as the Company experienced higher year-to-year processing volumes, particularly in its credit card processing and check acceptance service areas. The Company believes that recent increases in short-term interest rates will not significantly impact processing volumes in these business areas.

         Portions of FFMC's business are seasonal. The Company's revenues and earnings are favorably affected by increased credit card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter. In future years, the Company believes that it's revenues and earnings will also be affected by higher Western Union money transfer volume during the summer months.

         Although FFMC cannot precisely determine the impact of inflation on its operations, the Company feels that it is not significantly affected by inflation. To some extent the Company is able to contractually increase the price of its services to offset increased costs of employee compensation and other operating expenses. In addition, FFMC's revenues from its information services for credit card, check and money transfer transactions are generally a percentage of the dollar volume processed. The Company's operating margins on these services are therefore relatively insulated from the effects of inflation on merchant prices for goods and services and on the dollar value of money transfers.


CAPITAL RESOURCES AND LIQUIDITY

         FFMC's information services business generates strong cash flows from operating activities, and the growth in these cash flows in recent years mirrors the growth in the scale and breadth of the Company's service offerings. Cash generated from operating activities in 1994 increased 38% to $298.3 million, up from $215.7 million in 1993 and compared with $153.0 million in 1992. The increased cash flows from operating activities are due primarily to the Company's increased earnings in these periods (before non-cash expenses for depreciation and amortization and other non-cash expenses).

         The Company transferred the responsibility for merchant credit card settlement to its credit card bank, First Financial Bank ("FFB"), in June 1993 (included in FFMC's continuing operations) from Georgia Federal (part of FFMC's discontinued operations). FFB was activated during the second quarter of 1993 with a required initial capitalization of $70 million. The capitalization of FFB is based upon the requirements of bank card associations given the size of the Company's credit card processing operations. The primary purpose of FFB is to support the Company's credit card services activities, and FFB does not conduct any significant banking activities, accept deposits from unaffiliated parties or engage in lending activities. FFB's capitalization and activities comply with regulatory requirements and restrictions.

         The significant cash flows generated from operating activities are reinvested by the Company in existing businesses, are used to fund tactical acquisitions, and are also used to reduce borrowings and to contribute to the financing of larger, strategic acquisitions.

         FFMC reinvests cash in its businesses principally for property and equipment additions, software development and customer conversions. Cash outlays in 1994 for these reinvestments totalled $91.0 million, which was partially offset by the Company's receipt of $12.5 million in cash proceeds from a property sale in December 1994. Comparative prior year outlays totalled $81.0 million in 1993 and $79.7 million in 1992. The Company estimates that business reinvestment amounts will increase moderately in 1995, primarily from outlays anticipated for software development activities.

         Cash from operating activities exceeded non-acquisition investing activities by $219.8 million in 1994, $134.7 in 1993, and $73.3 million in 1992. This excess cash was utilized primarily to finance the Company's business acquisitions. Cash consideration paid (net of cash acquired), including amounts paid related to acquisitions completed in prior years, totalled $560.7 million in 1994, $92.2 million in 1993 and $267.5 million in 1992.

         FFMC utilizes the capital markets and its revolving credit facility for proceeds to supplement excess cash generated from operations to fund its acquisition program and for other general corporate purposes. The Company filed a shelf registration statement with the Securities and Exchange Commission in November 1994 to enable the Company to issue up to $1.0 billion in debt and convertible debt securities. In addition, FFMC amended its unsecured revolving credit facility in November 1994, increasing it from $450 million to $1.0 billion and providing for a new three year term.

         FFMC agreed to pay a total of $893.2 million in cash for its November 1994 acquisition of Western Union. Under the terms of the acquisition agreement, $593.2 million was paid in November 1994 and $300 million was paid in January 1995. The Company utilized its amended revolving credit facility and available cash on hand to finance the Western Union cash purchase price portion paid in November 1994. Subsequently, net cash proceeds of $441.6 million from FFMC's December 1994 issuance of senior convertible debentures (under its shelf registration) were used to repay all but $45 million of these borrowings. In January 1995, FFMC utilized $220 million in facility borrowings and $80 million of available cash on hand to finance the final cash payment. The Company also has an option to acquire an additional business unit from Western Union's prior owner (who also has an option to put the additional business unit to FFMC) for $20 million in cash in 1996.

         The Company also assumed underfunded pension plan obligations (estimated at $266.0 million) as part of the purchase consideration for the Western Union acquisition. FFMC is evaluating its funding options related to these obligations. Future cash contributions needed to meet minimum funding requirements should not materially affect the Company's cash flows. The Company may decide to fund a substantial portion of such obligations in advance of required contributions.

         FFMC expects to receive approximately $35 million in cash during 1995's second quarter from the exercise of remaining publicly held stock warrants. FFMC received $8.1 million in cash proceeds in 1994 from the exercise of these stock warrants, which were issued in 1989 in connection with an offering of the Company's common stock.

         The Company continued its practice established in 1989 of paying semi-annual $.05 per share cash dividends to shareholders (distributed in January and July), the latest of which was paid on January 3, 1995 to shareholders of record on December 1, 1994.

         Cash equivalents of $97.1 million and $70.0 million, respectively, at December 31, 1994 and 1993 relate to required investments of cash in connection with the Company's merchant credit card and money transfer settlements. FFMC's remaining cash and cash equivalents are available for acquisitions and general corporate purposes. If suitable opportunities arise for additional acquisitions, the Company may use cash, draw on its available credit facility, or use common stock or other securities as payment of all or part of the consideration for such acquisitions. Alternatively, FFMC may seek additional funds in the equity or debt markets, under its existing shelf registration or otherwise, to finance such acquisitions or to repay outstanding borrowings under its credit facility. The Company believes that its current level of cash and future cash flows from operations are sufficient to meet the needs of its existing businesses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data filed as a part of this Form 10-K are listed in the Index to Consolidated Financial Information.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning the nominees for Directors of FFMC is contained under "Election of Directors" in FFMC's Proxy Statement for the April 26, 1995 Annual Meeting of Shareholders and is incorporated herein by reference in response to the information required by this item.

         Information concerning the Executive Officers of FFMC is contained in a separate section captioned "Executive Officers" in Part I of this Report and is incorporated herein by reference in response to the information required by this item.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information set forth under "Compensation Related Matters" in FFMC's Proxy Statement for the April 26, 1995 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under "Voting Securities" and "Election of Directors" (regarding ownership of FFMC stock) in FFMC's Proxy Statement for the April 26, 1995 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under "Certain Transactions" in FFMC's Proxy Statement for the April 26, 1995 Annual Meeting of Shareholders is incorporated herein by reference in response to the information required by this item.

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

(a)(3)     EXHIBITS

3.1 Restated Articles of Incorporation of First Financial Management Corporation (filed May 13, 1994 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

3.2        Bylaws, as amended through March 15, 1995.

4.1 See Articles V, VI and VIII of the Registrant's Restated Articles of Incorporation (filed May 13, 1994 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference) and Articles 1, 2, 5 and 9 of the Registrant's Bylaws, as amended through March 15, 1995, filed as
           Exhibit 3.2 hereto.

4.2* FFMC Savings Plus Plan, as amended and restated, effective January 1, 1991 (filed on November 5, 1990 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-37532) and incorporated herein by reference).

4.3* Amendments 1 and 2 to the FFMC Savings Plus Plan, dated November 2, 1992 and April 1, 1993, respectively (filed on August 12, 1994 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

4.4*       Amendment 3 to the FFMC Savings Plus Plan, dated November 7, 1994.

4.5 Amended and Restated Credit Agreement dated as of June 25, 1992, amended and restated as of November 8, 1994 between First Financial Management Corporation, First Financial Bank, and The Chase Manhattan Bank (National Association), as agent for the banks that are signatories to the Agreement. The Exhibits and Schedules to the Amended and Restated Credit Agreement are identified on a list of Exhibit and Schedules contained in the Table of Contents to the Amended and Restated Credit Agreement, which list is incorporated herein by reference. Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished supplementally to the Commission upon request (filed on November 15, 1994 as an exhibit to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

4.6 Warrant Agreement, dated June 15, 1989, between the Registrant and Wachovia Bank and

           Trust Company, N.A. (filed on June 19, 1989 as an exhibit to Registrant's Registration Statement on Form S-3 (File No. 33-29267) and incorporated herein by reference).

4.7 Amendment dated September 5, 1989, to the Warrant Agreement, dated June 15, 1989, by and between the Registrant and Wachovia Bank and Trust Company, N.A. (filed on September 6, 1989 as an exhibit to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 33-29267) and incorporated herein by reference).

4.8 Indenture, dated as of December 5, 1994, between the Registrant and NationsBank of Georgia, National Association, as Trustee (filed on December 5, 1994 as an exhibit to the Registrant's Amendment No. 2 to its Registration Statement on Form S-3 (File No. 33-56327) covering an unlimited amount of senior debt securities and incorporated herein by reference).

4.9 First Supplemental Indenture, dated as of December 5, 1994, between the Company and NationsBank of Georgia, National Association, as Trustee (filed on December 6, 1994 as an exhibit to the Registrant's Post Effective Amendment No. 1 to Form S-3 covering $440,000,000 of Senior Convertible Debentures due 1999 and incorporated herein by reference).

10.1 Agreement and Plan of Merger, dated July 6, 1992, by and among the Registrant, PSC Acquisition Corporation and Payment Services Company
           - U.S. The schedules to the Agreement and Plan of Merger were omitted, but were identified in a list included therein and will be furnished supplementally to the Commission upon request (filed on November 16, 1992 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference).

10.2 Underwriting Agreement covering the Registrant's Senior Convertible Debentures due 1999 (filed on December 6, 1994 as an exhibit to the Registrant's Post Effective Amendment No. 1 to its Registration Statement on Form S-3 (File No. 33-56327) and incorporated herein by reference).

10.3 Lease between Mack Paramus Affiliates, as lessor, and Western Union Financial Services, Inc., as lessee, dated June 30, 1993, together with the First Amendment to Lease, dated March 3, 1995, covering the Western Union Financial Services, Inc. headquarters office in Paramus, New Jersey. The Exhibits to the Lease are listed in the Table of Contents to the Lease, which list is incorporated herein by reference. Such Exhibits (and Exhibits to the First Amendment to Lease) have been omitted for purposes of filing, but will be furnished to the Commission upon request.

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

10.6 Lease, together with related Rider, dated February 6, 1989, between Rowe Properties-Data Limited Partnership, as Lessor, and The Computer Company as Lessee, covering First Health Services Corporation's facilities at Innsbrook Corporate Center in Glen Allen, Virginia, together with a Guaranty, dated February 2, 1989, guaranteeing Lessor's obligations under the Lease (filed on March 27, 1990 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

10.7 Lease, dated February 28, 1990, as amended by the First Amendment dated June 22, 1990, between Frank J. Hanna, Jr., as Lessor, and Nationwide Credit, Inc. (Nationwide), as Lessee, covering Nationwide's headquarters facility at 2258 Northwest Parkway, Marietta, Georgia. (1)

10.8 Lease Agreement between VPM 1988-1 Ltd., as landlord, and Payment Services Company, as tenant, dated March 27, 1990, together with First Amendment to Lease Agreement (dated July 9, 1990), Second Amendment to Lease Agreement (dated February 21, 1992), Third Amendment to Lease Agreement (dated October 5, 1992), Fourth Amendment to Lease Agreement (dated April 5, 1993) and Fifth Amendment to Lease Agreement (dated December 15, 1993). The Exhibits to the Lease Agreement and related Amendments are listed at the end of such documents, and these lists are incorporated herein by reference. Such Exhibits have been omitted for purposes of filing, but will be furnished to the Commission upon request.

10.9 Lease Agreement between TriNet Essential Facilities X, Inc., as landlord, and First Health Strategies, Inc. (a wholly owned subsidiary of the Registrant), as tenant, dated November 1, 1994, together with Exhibits B and C to the Lease Agreement, covering a First Health Strategies, Inc. office facility in Salt Lake City, Utah. All other Exhibits to the Lease Agreement are listed in the Table of Contents to the Lease Agreement, which list is incorporated herein by reference. Such Exhibits have been omitted for purposes of filing, but will be furnished to the Commission upon request.

10.10 Office Building Lease between Weprec Powers Pointe Corporation, as landlord, and First Financial Management Corporation, as tenant, dated March 8, 1995, together with Exhibit F to the Office Building Lease, covering the Registrant's new corporate headquarters office in Atlanta, Georgia. All other Exhibits to the Office Building Lease are listed in the Table of Contents to the Office Building Lease, which list is incorporated herein by reference. Such Exhibits have been omitted for purposes of filing, but will be furnished supplementally to the Commission upon request.

10.11* The Registrant's 1982 Incentive Stock Plan, as amended through January 31, 1990. (1)

10.12* The Registrant's 1988 Incentive Stock Plan, as amended through January 30, 1991. (1)

10.13* Amendment to the Registrant's 1988 Incentive Stock Plan, dated March 22, 1994 (filed on August 12, 1994 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.14* Amendment to the Registrant's 1988 Incentive Stock Plan, dated February 24, 1995.

10.15* First Financial Management Corporation Performance Units Incentive Plan, as amended through May 1, 1991 (filed on November 14, 1991 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference).

10.16* Directors' Restricted Stock Award Plan, together with Form of Director's Restricted Stock Award Agreement (filed on March 31, 1987 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).

10.17* 1990 Directors' Stock Option Plan. (Filed on August 14, 1990 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.)

10.18* Endata, Inc. Amended Stock Option Plan (filed on October 17, 1986 as an exhibit to Post-Effective Amendment No. 1 to Endata, Inc.'s Registration Statement on Form S-8 (File No. 2-97925) and incorporated herein by reference), together with an Amendment to Endata Inc.'s Amended Stock Option Plan, dated October 30, 1987, and two forms of letters specifying the manner in which each Endata, Inc. Stock Option was converted into an option to purchase the Registrant's stock and forms of the Endata Incentive and Non-Qualified Stock Option Agreements (filed on March 14, 1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,1987 and incorporated herein by reference).

10.19* FFMC 1990 Employee Stock Purchase Plan adopted December 15, 1989, as amended on October 24, 1990 (1), and amendment thereto adopted on July 24, 1991, effective October 1, 1991 (filed on August 14, 1991 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 and incorporated herein by reference).

10.20* Employment Agreement, dated January 31, 1989, between the Registrant and Patrick H. Thomas (filed on March 31, 1989 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference). This Employment Agreement was superseded effective January 1, 1995 by the Employment Agreement listed as Exhibit 10.32.

10.21* Employment Agreement, dated January 31, 1989, between the Registrant and M. Tarlton Pittard (filed on March 31, 1989 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.22* Employment Agreement, dated February 15, 1991, Termination of prior Employment Agreement, Termination of Employee Death Benefit Agreement, and First Amendment to Deferred Compensation Agreement, all between the Registrant (or Georgia Federal Bank, FSB) and Richard D. Jackson. (1)

10.23* Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards under the 1988 Incentive Stock Plan, on January 31 1990, to M. Tarlton Pittard and Richard D. Jackson. (1)

10.24* Non-Qualified Stock Option, dated February 5, 1988, granted by the Registrant to Patrick H. Thomas (filed on March 14, 1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

10.25* Form of Non-Qualified Stock Option Agreement as issued to the Registrant's Executive Officers under the 1988 Incentive Stock Plan (filed on March 30, 1994 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.26* Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards under the 1988 Incentive Stock Plan on May 1, 1991, to Richard D. Jackson, M. Tarlton Pittard and Stephen D. Kane (filed on August 14, 1991 as an exhibit to the Registrant's Quarterly Report on Form 10-K for the quarter ended June 30, 1991 and incorporated herein by reference).

10.27* Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards on January 31, 1989 under the 1988 Incentive Stock Plan: Patrick H. Thomas, M. Tarlton Pittard and Stephen D. Kane (filed on March 31, 1989 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.28* Resolution of the Compensation Committee of the Registrant's Board of Directors, dated June 24, 1993, accelerating to December 31, 1993 the date on which restrictions lapsed on stock awards previously issued to Patrick H. Thomas, M. Tarlton Pittard and Stephen D. Kane (filed on March 30, 1994 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.29* Employment Agreement, dated January 29, 1992, between the Registrant and Stephen D. Kane (filed on March 23, 1992 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.30 Agreement, dated May 7, 1993, by and among National Bancard Corporation, CMSC Corporation and First Financial Bank (filed on May 14, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).

10.31 Agreement, Plan of Reorganization and Plan of Merger, dated as of July 28, 1993 by and among First Financial Management Corporation, Tomahawk Acquisition Corporation, Pennant Acquisition Corporation, International Banking Technologies, Inc., Prime Consulting Group, Inc. and The Shareholders of International Banking Technologies, Inc. and Prime Consulting Group, Inc. The Schedules to this Agreement, Plan of Reorganization and Plan of Merger are identified on a list of schedules contained at the end of the Table of Contents to such Agreement, which list is incorporated herein by reference. All schedules were omitted for purposes of filing but will be furnished supplementally to the Commission upon request (filed on August 13, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.32* Employment Agreement, dated March 22, 1994, between the Registrant and Patrick H. Thomas (filed on March 30, 1994 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.33* First Amendment, dated December 21, 1994, to Employment Agreement, dated March 22, 1994, between the Registrant and Patrick H. Thomas.

10.34* Second Amendment, dated March 13, 1995, to Employment Agreement, dated March 22, 1994, between the Registrant and Patrick H. Thomas, together with two Restricted Stock Award Agreements (both dated March 13, 1995) constituting Exhibits A and B, respectively, to the Second Amendment.

10.35* Non-Qualified Stock Option, dated March 22, 1994, granted by the Registrant to Patrick H. Thomas (filed on March 30, 1994 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.36 Agreement, Plan of Reorganization and Plan of Merger, dated June 30, 1994, by and among First Financial Management Corporation, Bluebird Acquisition Corporation, Gencan Acquisition Corporation, GENEX Services, Inc., GENEX Services of Canada, Ltd. The Schedules to this Agreement, Plan of Reorganization and Plan of Merger are identified on a list of schedules contained at the end of the Table of Contents to such agreement, which list is incorporated herein by reference. All schedules were omitted for purposes of filing but will be furnished supplementally to the Commission upon request (filed on August 12, 1994 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.37 Stock Purchase Agreement, dated October 20, 1994 by and between New Valley Corporation and First Financial Management Corporation. The Exhibits and Schedules to the Stock Purchase Agreement are identified on a list of Exhibits and Schedules contained in the Table of Contents to the Stock Purchase Agreement, which list is incorporated herein by reference. Such Exhibits and Schedules have been omitted for purposes of filing, but will be furnished supplementally to the Commission upon request (filed on November 4, 1994 as an exhibit to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

10.38 Amendment No. 1, dated November 14, 1994, to Stock Purchase Agreement, dated October 20, 1994, by and between New Valley Corporation and First Financial Management Corporation (filed on November 15, 1994 as an exhibit to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

10.39* Employment Agreement, dated April 20, 1990, between Western Union Corporation and Robert J. Amman (an Executive Officer of the Registrant), together with Amendment to Employment Agreement, dated January 30, 1991.

21.1       List of Subsidiaries.

23.1       Consent of Independent Auditors.

27.1       Financial Data Schedule (for SEC use only).

     *   Indicates management contract or compensatory plan or arrangement.

     (1) Filed on April 1, 1991 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

The Company filed current reports on Form 8-K on November 4, 1994 to report the pending acquisition of Western Union assets and on November 15, 1994 as a supplemental report to confirm consummation of the acquisition of the Western Union assets on November 14, 1994 and to reflect various adjustments made by Amendment No. 1 to the Stock Purchase Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1995.

                                        FIRST FINANCIAL MANAGEMENT CORPORATION

                                          By: /s/ Patrick H. Thomas
                                              --------------------------------
                                              Patrick H. Thomas
                                              Chairman of the Board, President
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                   TITLE                                        DATE
- --------------------------------           -----------------------------                     --------------------
/s/ Patrick H. Thomas                      Chairman of the Board,                            March 17, 1995
- ----------------------------               President and Chief Executive Officer             --------------
Patrick H. Thomas

/s/ M. Tarlton Pittard                     Vice Chairman, Chief Financial                    March 17, 1995
- -----------------------------              Officer, Treasurer and Director                   --------------
M. Tarlton Pittard

/s/ Richard Macchia                        Executive Vice President                          March 17, 1995
- ----------------------------               and Principal Accounting Officer                  --------------
Richard Macchia

/s/ George L. Cohen                        Director                                          March 17, 1995
- ---------------------------                                                                  --------------
George L. Cohen

/s/ Robert E. Coleman                      Director                                          March 17, 1995
- --------------------------                                                                   --------------
Robert E. Coleman

/s/ Jack R. Kelly, Jr.                     Director                                          March 17, 1995
- -------------------------------                                                              --------------
Jack R. Kelly, Jr.

/s/ Henry A. Leslie                        Director                                          March 17, 1995
- -----------------------------                                                                --------------
Henry A. Leslie

/s/ Charles B. Presley                     Director                                          March 17, 1995
- -----------------------------                                                                --------------
Charles B. Presley

/s/ Virgil R. Williams                     Director                                          March 17, 1995
- -----------------------------                                                                --------------
Virgil R. Williams

                     FIRST FINANCIAL MANAGEMENT CORPORATION


                  INDEX TO CONSOLIDATED FINANCIAL INFORMATION


FINANCIAL STATEMENTS:

                                                                                   Page in  this
                                                                                    10-K Report
                                                                                    -----------
        Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . .           30

        Consolidated Balance Sheets at December 31, 1994
          and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31

        Consolidated Statements of Income for the Years
          Ended December 31, 1994, 1993, and 1992 . . . . . . . . . . . . . .           32

        Consolidated Statements of Shareholders'
          Equity for the Years Ended
          December 31, 1994, 1993, and 1992 . . . . . . . . . . . . . . . . .           33

        Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1994, 1993 and 1992  . . . . . . . . . . .           34

        Notes to Consolidated Financial Statements  . . . . . . . . . . . . .           35

SCHEDULES:

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . .           48

Schedule VIII - Valuation and Qualifying Accounts . . . . . . . . . . . . . .           49

All other schedules (as required under Article 5 of Regulation S-X) are omitted because they are either not applicable or the information is presented in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
First Financial Management Corporation
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheets of First Financial Management Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Financial Management Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 27, 1995

                     FIRST FINANCIAL MANAGEMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                            December 31,
                                                                    -------------------------
                                                                       1994           1993
                                                                    ---------      ----------
                                                                      (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                                          $  326.1       $  190.0
  Accounts receivable, net of allowance for doubtful
    accounts of $7.7 (1994) and $5.0 (1993)                             473.8          351.9
  Prepaid expenses and other current assets                             103.3           70.2
                                                                     --------       --------
     Total Current Assets                                               903.2          612.1
Property and equipment, net                                             163.6          144.3
Goodwill, less accumulated amortization
   of $73.4 (1994) and $52.0 (1993)                                   1,740.6          647.7
Customer portfolios, less accumulated amortization
   of $44.5 (1994) and $31.8 (1993)                                     160.5          140.1
Other assets                                                            167.8          101.7
                                                                     --------       --------
                                                                     $3,135.7       $1,645.9
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                              $  678.9       $  288.9
  Income taxes payable                                                    5.6           10.6
  Current portion of long-term debt                                       9.2            6.6
                                                                     --------       --------
     Total Current Liabilities                                          693.7          306.1
Long-term debt, less current portion                                     53.1           10.7
Pension obligations assumed                                             266.0
Senior convertible debentures                                           447.1
Other liabilities                                                       246.0           75.6
                                                                     --------       --------
       Total Liabilities                                              1,705.9          392.4
                                                                     --------       --------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.10 par value; authorized
    150,000,000 shares, issued 61,575,046
    shares (1994) and 60,976,996 shares (1993)                            6.2            6.1
  Additional paid-in capital                                            858.2          835.2
  Retained earnings                                                     565.4          412.2
                                                                     --------       --------
       Total Shareholders' Equity                                     1,429.8        1,253.5
                                                                     --------       --------
                                                                     $3,135.7       $1,645.9
                                                                     ========       ========

See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME



                                                      Year Ended December 31,
                                            ---------------------------------------
                                               1994           1993           1992
                                            ---------------------------------------
                                            (In millions, except per share amounts)

REVENUES
Service revenues                             $2,131.0       $1,632.9       $1,399.8
Product sales                                    73.1          116.8           92.0
Other                                             3.4            9.9           16.6
                                             --------       --------       --------
                                              2,207.5        1,759.6        1,508.4
                                             --------       --------       --------
EXPENSES
Operating                                     1,767.5        1,367.5        1,185.5
General and administrative                       28.5           23.9           23.5
Cost of products sold                            46.6           70.5           58.0
Depreciation and amortization                    97.7           77.8           84.5
Loss in business unit sold                                                     79.6
Interest, net                                    (1.1)          (0.3)           9.4
                                             --------       --------       --------
                                              1,939.2        1,539.4        1,440.5
                                             --------       --------       --------
Income from continuing operations
  before income taxes                           268.3          220.2           67.9
Income taxes                                    108.1           88.4           46.5
                                             --------       --------       --------
Income from continuing operations               160.2          131.8           21.4

Income from discontinued operations,
  net of taxes                                                                 36.9
Loss on sale of discontinued operations,
  net of taxes                                                                 (6.8)
                                             --------       --------       --------
     Net income                              $  160.2       $  131.8       $   51.5
                                             ========       ========       ========
EARNINGS PER COMMON SHARE
Continuing operations                        $   2.56       $   2.12       $   0.35
Discontinued operations                                                        0.50
                                             --------       --------       --------
    Net income                               $   2.56       $   2.12       $   0.85
                                             ========       ========       ========

See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                   Total
                                                         Common        Paid-in      Retained   Shareholders'
                                                         Shares        Capital      Earnings      Equity
- ------------------------------------------------------------------------------------------------------------
                                                           (Dollars in millions; shares in thousands)
Balance, January 1, 1992
 As previously reported by FFMC                          56,753         $740.9        $256.7        $  997.6
 Pooling of interests with GENEX
    Services, Inc.                                        1,095            7.3          (3.5)            3.8
                                                         ---------------------------------------------------
Balance, January 1, 1992, as restated                    57,848          748.2         253.2         1,001.4
 Stock issued in acquisitions                             2,058           66.5                          66.5
 Stock warrants exercised                                   389           10.4                          10.4
 Shares issued under stock compensation
    plans, net of forfeitures                               256            7.1                           7.1
 Shares issued for employee stock
    purchase plan                                            47            1.3                           1.3
 Cash dividends ($.10 per share)                                                        (5.8)           (5.8)
 Investment in FFMC common stock
   by merged entity                                                       (0.7)                         (0.7)
 Shareholder distributions by merged entities                                           (6.8)           (6.8)
 Net income                                                                             51.5            51.5
                                                         ---------------------------------------------------
Balance, December 31, 1992                               60,598          832.8         292.1         1,124.9
 Stock issued in acquisitions                                50            2.4                           2.4
 Stock warrants exercised                                    50            1.3                           1.3
 Shares issued under stock compensation
    plans, net of forfeitures                               227            2.9                           2.9
 Shares issued for employee stock
    purchase plan                                            52            1.9                           1.9
 Cash dividends ($.10 per share)                                                        (5.9)           (5.9)
 Shareholder distributions by merged entities                                           (5.8)           (5.8)
 Net income                                                                            131.8           131.8
                                                         ---------------------------------------------------
Balance, December 31, 1993                               60,977          841.3         412.2         1,253.5
 Stock warrants exercised                                   303            8.1                           8.1
 Shares issued under stock compensation
    plans, net of forfeitures                               248           12.5                          12.5
 Shares issued for employee stock
    purchase plan                                            47            2.5                           2.5
 Cash dividends ($.10 per share)                                                        (6.2)           (6.2)
 Shareholder distributions by merged entity                                             (0.8)           (0.8)
 Net income                                                                            160.2           160.2
                                                         ---------------------------------------------------
Balance, December 31, 1994                               61,575         $864.4        $565.4        $1,429.8
                                                         ===================================================

    See notes to consolidated financial statements.

                     FIRST FINANCIAL MANAGEMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                      -------------------------------------
                                                                                        1994          1993            1992
                                                                                      -------        -------        -------
                                                                                                    (In millions)
Cash and cash equivalents at January 1                                                $ 190.0        $  18.2        $  75.6
                                                                                      -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Income from continuing operations                                                      160.2          131.8           21.4
 Adjustments to reconcile to net cash provided by
  operating activities:
    Depreciation and amortization                                                        97.7           77.8           84.5
    Loss in business unit sold                                                                                         79.6
    Other non-cash items                                                                 (1.1)          (3.6)          (3.3)
    Increase (decrease) in cash, excluding the effects of
     acquisitions and dispositions, resulting from changes in:
      Accounts receivable                                                              (110.4)         (99.2)         (48.7)
      Prepaid expenses and other assets                                                  14.9           (1.4)          (7.4)
      Accounts payable and accrued expenses                                             116.3           88.4           13.1
      Income tax accounts                                                                20.7           21.9           13.8
                                                                                      -------        -------        -------
     Net cash provided by continuing operating activities                               298.3          215.7          153.0
                                                                                      -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of senior convertible debentures, net                                         441.6
 Borrowings under revolving credit facility, net                                         45.0                         140.0
 Principal payments on long-term debt                                                    (6.7)        (155.5)        (148.4)
 Proceeds from issuance of common stock                                                   8.1            1.3           10.4
 Cash dividends and other payments                                                       (6.8)         (12.0)         (15.6)
                                                                                      -------        -------        -------
     Net cash provided by (used in) financing activities                                481.2         (166.2)         (13.6)
                                                                                      -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash received                                       (509.9)         (70.2)        (232.6)
 Payments related to businesses previously acquired                                     (50.8)         (22.0)         (34.9)
 Proceeds and dividends related to dispositions,
   net of expenses and taxes paid                                                        (4.2)         295.5          150.4
 Additions to property and equipment, net                                               (27.3)         (36.7)         (34.0)
 Software development and customer conversions                                          (51.2)         (44.3)         (45.7)
                                                                                      -------        -------        -------
     Net cash provided by (used in) investing activities                               (643.4)         122.3         (196.8)
                                                                                      -------        -------        -------
Change in cash and cash equivalents                                                     136.1          171.8          (57.4)
                                                                                      -------        -------        -------
Cash and cash equivalents at December 31                                              $ 326.1        $ 190.0        $  18.2
                                                                                      =======        =======        =======
CASH PAID DURING THE YEAR FOR
Income taxes                                                                          $  86.1        $  62.8        $  33.4
Interest                                                                                  4.1            5.5           13.9

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of First Financial Management Corporation and its wholly-owned subsidiaries (the "Company" or "FFMC"). All material intercompany profits, transactions, and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

         The Company's continuing operations operate in a single business segment, providing information services to commercial establishments, government agencies and consumers. The largest category of services involves information processing and transfer related to financial transactions. These services include the authorization, processing and settlement of credit and debit card transactions, verification or guarantee of check transactions, debt collection and accounts receivable management, and worldwide nonbank money transfers and bill payments. A second category includes data processing and information management services related to health care and workers' compensation claims and the resulting payments. The final service category is comprised of a full array of information management services, including data capture, data imaging, micrographics, electronic database management, and output printing and distribution.

         In 1993, FFMC formed First Financial Bank ("FFB"), its credit card bank, whose only significant business purpose is to support the Company's credit and debit card processing and settlement operations. FFB does not conduct any other significant banking activities, accept deposits from unaffiliated parties, or engage in lending activities.

CASH AND CASH EQUIVALENTS

         Cash balances at December 31, 1994 include funds in transit from money transfer agents. Cash equivalents consist of short-term investments in United States government or government agency securities and are stated at cost which approximates market value. These securities are short-term, highly liquid investments with original maturities of three months or less which are readily convertible to cash. Cash equivalents of $97.1 million and $70.0 million, respectively, at December 31, 1994 and 1993 relate to required investments of cash in connection with the Company's merchant credit card and money transfer settlements.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation or amortization which is provided on a straight-line basis over the lesser of the useful life of the related assets (generally 5 to 10 years for equipment, furniture and fixtures) or the lease term.

GOODWILL AND INTANGIBLE ASSETS

         Goodwill represents the excess of the cost of acquired businesses over the value assigned to tangible and identifiable intangible assets, and is amortized on a straight-line basis, primarily over 40 years. The Company periodically assesses the recoverability of goodwill when there are indications of potential impairment by comparing its carrying value to expected future operating results of the applicable acquired business. If estimates of future operating results would be insufficient to recover future charges to goodwill amortization, then the recorded value of goodwill balances would be reduced by the estimated deficiencies in operating results.

         Intangible assets consist primarily of customer portfolios (costs assigned to purchased customer relationships) and software development and
related conversion costs (the principal component of other assets).   These
costs are amortized on a straight-line basis over periods ranging from 4 to 15 years.

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

EARNINGS PER COMMON SHARE

         Earnings per common share amounts are computed by dividing income amounts by the weighted average number of common and common equivalent shares (when dilutive) outstanding during the period. Common stock equivalents consist of shares issuable under the Company's stock option plans, shares issuable in connection with outstanding warrants and an assumed conversion into common stock of FFMC's senior convertible debentures issued in December 1994. The after-tax interest expense and amortization on these debentures ($0.7 million in 1994) is added back to net income in computing earnings per common share. Weighted average shares for all periods reflect the shares issued in 1994 to effect FFMC's merger with GENEX Services, Inc., which was accounted for as a pooling of interests. Weighted average shares used to compute earnings per common share for the years ended December 31, 1994, 1993 and 1992, respectively, were 62.9 million, 62.1 million and 60.3 million.

B.       BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

         FFMC completed the following business combinations and asset acquisitions:

                                                                             Initial Consideration
                                                               -----------------------------------------------
                                                                                        FFMC Common Stock
                                                                                        -----------------
                                                                                          Dollar
Businesses and Assets Acquired(a)               Month            Total(d)      Cash       Value       Shares
- --------------------------------------------------------------------------------------------------------------
(Dollars in millions; shares in thousands)

1994:
- -----
Western Union Financial                         November        $  893.2(b)      $593.2
  Services, Inc. (Western Union)
GENEX Services, Inc. (GENEX)                    July                60.2(c)                   $60.2       1,095
The Master Collectors, Inc.
  (Master Collectors)                           March               29.0           25.0
Other                                                               30.2           26.9
                                                                -----------------------------------------------
                                                                $1,012.6         $645.1       $60.2       1,095
                                                                ===============================================
1993:
- ----
International Banking Technologies (IBT)        August          $   46.0                      $46.0       1,000
Credit card processing portfolios                                   32.9         $ 32.9
TeleCheck franchise entities                                        20.1           15.4
Other                                                               44.2           27.1
                                                                -----------------------------------------------
                                                                $  143.2         $ 75.4       $46.0       1,000
                                                                ===============================================
1992:
- ----
TeleCheck Services (TeleCheck)                  July            $  156.1         $142.8       $13.3         470
FIRST HEALTH Strategies, Inc.  (Strategies)     April              112.5           59.6        52.9       1,998
Credit card processing portfolios                                   10.4           10.4
Other                                                               28.0           28.0
                                                                -----------------------------------------------
                                                                $  307.0         $240.8       $66.2       2,468
                                                                ===============================================

_______________________________________

        (a)All of the outstanding common stock was acquired for each of the businesses acquired.

        (b)Deferred cash consideration of $300 million related to this acquisition was paid in January 1995. The Company utilized $220 million in bank borrowings and $80 million of available cash on hand to fund this payment, and such amounts were included in Other Liabilities and Accounts Payable, respectively, in the accompanying consolidated balance sheet at December 31, 1994. FFMC also assumed pension obligations estimated at $266 million as part of the Western Union acquisition (see Note I). The Company also has an option to acquire an additional business unit from Western Union's prior owner (who also has an option to put the additional business unit to FFMC) for $20 million in cash in 1996.

        (c)Does not include the assumption of stock options.

        (d)Other consideration, not separately listed in the table or described above, consists of promissory notes and other amounts payable of $7.3 million in 1994 and $21.8 million in 1993.

        The mergers with GENEX and IBT were accounted for as poolings of interests and, accordingly, the Company's financial statements and related notes include their accounts and operations for all periods presented. Prior to the combinations, GENEX and IBT were Subchapter S Corporations and included no income taxes in their financial statements since their income was taxed at the shareholder level. Results of GENEX included with FFMC's consolidated results are as follows:

- ---------------------------------------------------------------------------------------------
Year Ended December 31,                                 1994             1993           1992
- ---------------------------------------------------------------------------------------------
(In Millions)

Revenues                                                $90.8           $90.0           $83.1

Income form continuing operations                         6.6             4.2             2.6



        All other business combinations and asset acquisitions have been accounted for as purchases, and their results have been included in the results of the Company's continuing operations from the effective dates of acquisition. The following table summarizes pro forma results of operations of the Company as if the Company's acquisition of Western Union had occurred, all cash purchase price consideration was paid, and related debt financing was concluded on January 1, 1993. All other acquisitions have been excluded due to their immaterial effect. This pro forma information is not necessarily indicative of what the combined operations would have been if the Company had control of such combined businesses for the periods presented.


         -------------------------------------------------------------------------------------------
         Year Ended December 31,                                             1994             1993
         -------------------------------------------------------------------------------------------
         (In millions, except per share amounts)
         Revenues                                                          $2,644.5         $2,089.6

         Income from continuing operations                                    160.0             95.6

         Earnings per common share                                             2.49             1.57

        Western Union is the leading provider of nonbank money transfer and bill payment services in over 100 countries through its worldwide network of over 24,000 agents. Western Union is one of the world's most recognized trademarks, and has been in the money transfer business since 1871. Other types of information services and products provided by acquired entities are as follows: GENEX, workers' compensation cost containment and management services; Master Collectors, debt collection and accounts receivable management services; IBT, in-store marketing programs and systems for supermarkets; TeleCheck, check acceptance services; Strategies, health care claims processing and management services. Other acquisitions expanded the Company's markets and service offerings in all of FFMC's business categories.

        The following table outlines the assets acquired and liabilities assumed (at the date of acquisition) for FFMC business combinations and asset acquisitions accounted for as purchases.

- --------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                         1994                1993               1992
- --------------------------------------------------------------------------------------------------------------
(In millions)
Fair value of assets acquired                                   $1,462.0             $136.0            $407.3

Less liabilities recorded                                         (509.6)             (38.8)           (100.3)

Less acquisition notes and accounts payable                       (307.3)             (21.8)

Less value of common stock issued                                                                       (66.2)

Less cash acquired                                                (135.2)              (5.2)             (8.2)
                                                                ----------------------------------------------
    Net cash paid for acquisitions                              $  509.9             $ 70.2            $232.6
                                                                ==============================================



        Amounts recorded for 1994 acquisitions are based on preliminary estimates. The fair value of assets acquired includes initial goodwill amounts aggregating $1.1 billion in 1994, $57.7 million in 1993, and $301.5 million in 1992. The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are generally set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration is paid in cash and with shares of the Company's common stock, and is recorded if and when earned as additional purchase price. Acquisitions consummated in 1994 included no contingent consideration. Additional consideration was paid totalling $7.6 million in 1994, $10.7 million in 1993, and $6.5 million in 1992 related to businesses acquired prior to 1994, which have maximum remaining contingent consideration totalling approximately $67 million, payable through 1999.

C.      DISPOSITIONS

During the fourth quarter of 1992, FFMC sold or signed agreements to sell the following businesses:

- ---------------------------------------------------------------------------------------------------------------
BUSINESS SOLD                  MONTH SALE COMPLETED         PROCEEDS TO FFMC (BEFORE SALE EXPENSES)
- ----------------------------   --------------------         ---------------------------------------------------
Georgia Federal Bank, FSB      June 1993                    $269 million in cash
("Georgia Federal")

First Family Financial         November 1992                $248 million in cash to Georgia Federal, which
Services ("First Family,"                                   paid FFMC in 1992 a $100 million cash dividend and
formerly a subsidiary of                                    $50.4 million in cash for the eventual 1993
Georgia Federal)                                            settlement of income tax liabilities related to
                                                            the First Family sale

Basis Information              February 1993                $96.5 million, 50% in cash and 50% in common stock
Technologies, Inc. ("Basis")                                of the buyer (subsequently sold in June 1993)



        Georgia Federal and First Family formerly comprised FFMC's Financial Services business segment. Georgia Federal was the largest thrift institution in Georgia, and First Family was a regional consumer finance company. For purposes of the consolidated statement of income for the year ended December 31, 1992, net amounts for these businesses have been presented as discontinued operations. Interest expense was allocated to the Company's discontinued operations for each of the periods presented, including the 1993 period prior to the completion of the Georgia Federal sale. This allocation was based on the net assets of discontinued operations relative to the sum of the consolidated net assets plus long term debt of continuing operations, none of which was directly attributable to specific operations.
The agreement for the sale of Georgia Federal provided that the results of operations of Georgia Federal after December 31, 1992 accrued to the buyer.
For the year ended December 31, 1992, revenues attributable to FFMC's discontinued operations were $184.5 million and income from discontinued operations was net of income taxes of $20.5 million.

        Basis provided data processing services to financial institutions, and prior to its sale was included in FFMC's continuing operations in the accompanying consolidated financial statements for the year ended December 31, 1992. The agreement for the sale of Basis provided that Basis' results of operations after December 31, 1992 accrued to the buyer. Prior to entering into the stock purchase agreement for the sale of Basis, the Company discontinued software development and wrote off related costs for a major product line in connection with the settlement of litigation with a vendor, the combination of which resulted in income of $13.8 million included in other revenues in 1992. Concurrently, FFMC decided to explore the sale of Basis. In reviewing the market value of Basis, the Company's management determined that a write-down of the carrying value of Basis' net assets was appropriate and recognized a fourth quarter 1992 pre-tax loss of $79.6 million.

D.      PROPERTY AND EQUIPMENT

- -----------------------------------------------------------------------------------
 December 31,                                           1994                 1993
- -----------------------------------------------------------------------------------
 (In millions)
 Equipment                                            $261.1               $200.9

 Furniture and fixtures                                 30.4                 26.0

 Leasehold improvements                                 18.7                 16.0

 Land and buildings                                      3.4                 15.2
                                                      ---------------------------
                                                       313.6                258.1

 Less accumulated depreciation and amortization       (150.0)              (113.8)
                                                      ---------------------------
                                                      $163.6               $144.3
                                                      ===========================

        Amounts charged to expense for the depreciation and amortization of property and equipment were $38.9 million, $36.7 million and $41.7 million, respectively, for the years ended December 31, 1994, 1993 and 1992. In December 1994, the Company sold an office property for net cash proceeds to the Company of $12.5 million and leased it back under a fifteen year agreement.

E.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

- -------------------------------------------------------------------------------------------------------------
 December 31,                                                                  1994                     1993
- -------------------------------------------------------------------------------------------------------------
 (In millions)
 Accounts payable, including merchant credit
   card and money transfer settlements                                       $434.2                   $162.5

 Accrued costs of businesses acquired                                          75.5                     36.6

 Compensation and benefit liabilities                                          48.1                     38.4

 Other accrued expenses                                                       121.1                     51.4
                                                                             -------------------------------
                                                                             $678.9                   $288.9
                                                                             ===============================

         Accounts payable balances at December 31, 1994 and 1993 include merchant credit card and money transfer settlements of $280.5 million and $97.3 million, respectively. Amounts due from credit card associations (related to merchant settlements) totalling $148.6 and $101.5 million are included in FFMC's accounts receivable balances at December 31, 1994 and 1993, respectively.

F.       LONG-TERM DEBT

         ----------------------------------------------------------------------------------
         December 31,                                              1994                1993
         ----------------------------------------------------------------------------------
         (In millions)

         Revolving credit facility                               $45.0

         Other obligations                                        17.3               $17.3
                                                                 -------------------------
                                                                  62.3                17.3

         Less: current portion                                    (9.2)               (6.6)
                                                                 -------------------------
                                                                 $53.1               $10.7
                                                                 =========================

         FFMC amended its unsecured revolving credit facility on November 8, 1994, increasing it from $450 million to $1.0 billion. The amended facility has a new three year term through November 1997 (with two possible one year extensions) with borrowings due at the end of the term. Interest rates for borrowings under the facility fluctuate based on market rates. Therefore, fair market value approximates the amounts outstanding. The facility contains covenants which require the Company to meet certain financial tests and restrict certain activities in the future, none of which are expected to significantly affect the Company's operations. At December 31, 1994, the Company was in compliance with all these covenants. Borrowings under the amended facility were at rates ranging from 5.6% to 6.4% in 1994, with borrowings outstanding at December 31, 1994 at 6.4%. Other obligations consist of equipment notes payable and capitalized lease obligations. These obligations generally have interest rates ranging from 4% to the prime commercial lending rate, and are due at various dates through May 2003.

         Maturities of long-term debt at December 31, 1994 are as follows (in millions): $9.2 in 1995, $5.1 in 1996, $46.5 in 1997, and $1.5 for all
periods thereafter.

G.       COMMITMENTS AND CONTINGENCIES

         The Company leases certain of its facilities and equipment under operating lease agreements. Lease terms generally range from one to seven years and substantially all agreements contain renewal options. Total rent expense for operating leases was $58.2 million, $47.9 million and $61.3 million for the years ended December 31, 1994, 1993 and 1992, respectively.
Commitments for rental payments under noncancelable operating leases at December 31, 1994 are as follows (in millions): $48.8 in 1995, $38.0 in 1996, $30.8 in 1997, $19.1 in 1998, $14.6 in 1999, and $30.0 for all periods thereafter.

         Additionally, one of the Company's businesses leases supermarket space which it concurrently leases to its bank customers. The lease terms, renewal options, and rent escalation provisions of the Company's lease to the bank generally mirror the corresponding provisions of the Company's lease from the supermarket. Lease rentals received exceed lease payments and the terms of the leases are generally for noncancelable initial terms of five years. Total lease payments to supermarkets were $7.2 million, $5.7 million, and $4.7 million for the years ended December 31, 1994, 1993 and 1992, respectively, and remaining obligations under supermarket leases as of December 31, 1994 aggregate $28.5 million for the remaining lease terms.

         In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations to purchasers of former subsidiaries. Management of the Company believes that current or threatened claims and litigation, including matters giving rise to indemnification obligations, with a reasonably possible chance of loss would not, individually or in the aggregate, result in a materially adverse effect on the Company's results of operations, liquidity or financial condition.

H.       INCOME TAXES

The provision for income taxes for continuing operations includes:

- --------------------------------------------------------------------------------------------
 Year Ended December 31,                  1994                   1993                   1992
- --------------------------------------------------------------------------------------------
 (In millions)
 Current tax expense:
     Federal                           $ 72.9                  $59.5                  $30.8
     State                                9.5                    8.5                    8.1
                                       ----------------------------------------------------
                                         82.4                   68.0                   38.9
                                       ----------------------------------------------------
 Deferred tax expense:
     Federal                             22.7                   18.0                    6.7
     State                                3.0                    2.4                     .9
                                       ----------------------------------------------------
                                         25.7                   20.4                    7.6
                                       ----------------------------------------------------
                                       $108.1                  $88.4                  $46.5
                                       ====================================================

The Company's effective tax rates for continuing operations differ from statutory rates as follows:

- ------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                 1994             1993           1992
- ------------------------------------------------------------------------------------------------------------
Federal statutory rate:                                               35.0%           $35.0%          34.0%
   State income taxes, net of federal  income tax
       benefit                                                         4.8              4.6            4.9
   Non-deductible amortization of intangible assets                    2.4              2.4            3.4
   Non-deductible loss in business unit sold                                                          26.9
   Subchapter S income                                                 (.3)            (1.1)          (1.3)
   Other                                                              (1.6)             (.8)            .5
                                                                      -------------------------------------
Effective tax rate                                                    40.3%            40.1%          68.4%
                                                                      =====================================

         The following table outlines the principal components of deferred tax items, representing the difference between book and tax bases of the Company's assets and liabilities as aggregated under FAS 109. There is no valuation allowance.

- -----------------------------------------------------------------------------------------------------------
 Year ended December 31,                                                       1994             1993
- -----------------------------------------------------------------------------------------------------------
 (In millions)

 Deferred tax assets related to:
 -------------------------------

     Pension obligations assumed                                              $96.7

     Accrued expenses                                                          48.9            $20.2

     Other                                                                      7.7              2.4

 Deferred tax liabilities related to:
 ------------------------------------
     Software development costs                                               (28.9)           (20.9)

     Property and equipment                                                   (16.1)           (16.8)

     Customer conversion costs                                                (12.3)            (8.0)

     Deductible goodwill                                                       (9.0)            (4.1)

     Customer portfolios                                                       (8.9)           (10.7)

     Other                                                                     (1.2)            (3.1)
                                                                              ----------------------
                                                                              $76.9           ($41.0)
                                                                              ======================

         Deferred tax assets and liabilities are aggregated under FAS 109 into net current and net non-current amounts, and are included in the accompanying consolidated balance sheets as follows:

- -------------------------------------------------------------------------------------------------------------
 Year ended December 31,                                                              1994             1993
- -------------------------------------------------------------------------------------------------------------
   (In millions)
 Prepaid expenses and other current assets                                            $52.4            $22.3

 Other assets                                                                          24.5

 Other liabilities                                                                                     (63.3)
                                                                                      ----------------------
                                                                                      $76.9           ($41.0)
                                                                                      ======================

         In years prior to the adoption of FAS 109 in 1993, deferred income taxes arose from the recognition of certain income and expense items for tax purposes in years different from those in which they are recognized in the financial statements. The tax effects of these timing differences (primarily depreciation and amortization) were deducted from the amount currently payable in determining the provision for income taxes.

I.       PENSION OBLIGATIONS ASSUMED

         The purchase consideration for the Company's acquisition of Western Union in November 1994 included FFMC's assumption of underfunded obligations (estimated at $266 million) related to a suspended defined benefit pension plan. Benefit accruals under this plan were suspended in 1988. Pension cost for the partial 1994 period after acquisition is composed primarily of interest and totalled approximately $2.3 million.

         An actuarial review of the plan is in process which will provide updated estimates of the accumulated benefit obligation (fully vested), the projected benefit obligation less fair market value of plan assets and the net underfunded pension obligation. The fair market value of plan assets at the date of acquisition was $259 million. Adjustment to the net pension obligations assumed, if required as a result of the actuarial review, will be recorded in 1995 with a corresponding adjustment to goodwill.

         The assets of the plan are held by a trustee and consist of marketable securities and corporate and government debt securities and commingled funds. FFMC is evaluating its funding options related to these obligations, and will make future contributions to the plan as necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company may decide to fund a substantial portion of such obligations in advance of required contributions.

J.       SHAREHOLDERS' EQUITY AND SENIOR CONVERTIBLE DEBENTURES

         In December 1994, FFMC issued $447.1 million of 5% senior convertible debentures due 1999. These debentures are convertible into shares of the Company's common stock on or before December 15, 1999 at $69 per share, subject to adjustment in certain events. The debentures are redeemable on at least 30 days' notice at the option of the Company (in whole or in part) at 102% during the twelve month period beginning December 15, 1997, at 101% during the twelve month period beginning December 15, 1998 and at 100% if redeemed at maturity. The quoted market price for the debentures on the New York Stock Exchange was 105.75% of par at December 31, 1994.

         On July 21, 1994, FFMC issued 1.1 million unregistered shares of its common stock related to the Company's merger with GENEX Services, Inc. On August 18, 1993, FFMC issued 1.0 million unregistered shares of its common stock related to the Company's merger with International Banking Technologies, Inc. As the Company accounted for these mergers as poolings of interests, these shares have been reflected in share amounts for all periods presented in the consolidated financial statements.

         Publicly held stock warrants were exercised during the second quarter of 1994, resulting in the issuance of 303,000 new shares of FFMC common stock and cash proceeds to the Company of $8.1 million. After such exercises, 1.3 million shares remained subject to publicly held warrants at December 31, 1994, with these remaining warrants exercisable at $26.67 per share during the second quarter of 1995.

         The Company's Articles of Incorporation authorizes 5.0 million shares of preferred stock, none of which are issued.

K.       STOCK OPTIONS AND AWARDS

         The Company has various plans that provide for the granting of stock options and restricted stock awards to certain officers, employees and non-employee members of the Company's Board of Directors. A total of 7.1 million shares of FFMC common stock has been authorized for issuance under these plans. The Company has reserved the appropriate number of shares of common stock to accommodate these plans and other outstanding options.

         Options to purchase shares of the Company's common stock are generally granted at not less than the common stock's fair market value at the date of grant, have ten-year terms, and become exercisable in five equal annual increments beginning six months after the grant date. In connection with the Company's acquisitions, outstanding options under certain stock option plans were assumed. These options were converted to options to purchase shares of FFMC common stock and are exercisable on specified conditions and at specified times not later than ten years from the date of grant. Options granted in 1992 include the assumption of 162,903 options at $.01 originally issued by GENEX Services, Inc. A summary of stock option transactions is as follows:

- -------------------------------------------------------------------------------------------------------------
 Year ended December 31,                                         1994                1993                1992
- -------------------------------------------------------------------------------------------------------------
 Shares under option at January 1                           1,424,811           1,855,144           1,792,706
     Granted                                                  575,500             155,714             275,668
     Canceled                                                 (57,615)            (78,172)            (61,959)
     Exercised                                               (191,771)           (507,875)           (151,271)
                                                       ------------------------------------------------------
 Shares under option at December 31                         1,750,925           1,424,811           1,855,144
                                                       ======================================================

 Average price of options exercised                    $        14.10      $       14.34       $        11.00
 At December 31:
     Price range of outstanding options                $.01 to $57.25      $.01 to $48.13      $.01 to $31.88
     Options exercisable                                    1,078,721           1,052,772           1,287,423

         Restrictions under restricted stock awards generally expire after two to five years of continuous service from the grant date. The value of the awards is determined using closing prices of the Company's common stock on the grant date, and is amortized to expense on a straight-line basis over the restriction period. The unamortized portion of such awards is reported as a reduction in paid-in capital. A summary of stock award transactions is as follows:

- ---------------------------------------------------------------------------------------------------------
Year ended December 31,                                  1994                 1993                 1992
- ---------------------------------------------------------------------------------------------------------
Restricted shares January 1                             169,936              590,483              569,997
    Granted                                              91,596                9,837              128,239
    Canceled                                            (12,154)             (19,500)             (23,208)
    Vested                                              (27,557)            (410,884)             (84,545)
                                                        -------------------------------------------------
Restricted shares at December 31                        221,821              169,936              590,483
                                                        =================================================

Value of restricted shares granted (in millions)          $4.7                   $.4                $4.0


         The above table does not include two awards (totalling 972,500 restricted shares) that were granted by the Company in the first quarter of 1994 and subsequently cancelled in the fourth quarter of 1994. FFMC had granted these two awards to Mr. Patrick H. Thomas, its Chairman of the Board, President and Chief Executive Officer, in connection with an employment agreement covering a five year period beginning in 1995. Compensation expense was being recognized over the restriction period. These awards were cancelled based on a mutual agreement between the Company and Mr. Thomas, resulting in the reversal of $4.9 million in award expense amortization. By the end of the first quarter of 1995, the Company and Mr. Thomas will enter into a new performance-based compensation arrangement for the five year period.

L.      EMPLOYEE BENEFIT PLANS

        FFMC and certain of its acquired entities (including Western Union) maintain defined contribution savings plans covering virtually all of the Company's full-time employees. The plans provide tax deferred amounts for each participant, consisting of employee elective contributions and additional discretionary Company contributions. The aggregate amounts charged to expense in connection with these plans were $4.9 million in 1994, $2.9 million in 1993 and $2.4 million in 1992.

        The Company has an employee stock purchase plan for which a total of 2,250,000 unissued shares have been reserved for purchase. Monies accumulated through payroll deductions elected by eligible employees are used to effect quarterly purchases of FFMC common stock at a 5% discount from the lower of the market price at the beginning or end of the quarter.

        FFMC does not offer post-retirement health care or other insurance benefits for retired employees. Western Union plans in effect at the date of acquisition provide for continued Company administration of these post-retirement insurance programs. Under these plans all retiring Western Union employees bear the entire cost of the premiums, except for union employees for which these benefits are subsidized by the Company until the end of the current collective bargaining agreement in 1997. In addition, the Company signed agreements with Western Union's former owner that will pay FFMC for its administrative services in continuing these coverages.

        FFMC adopted Statement of Financial Accounting Standard No. 112, "Employer's Accounting for Postemployment Benefits," (FAS 112) effective January 1, 1994 relating primarily to the Company's short-term disability benefits. The impact of adopting FAS 112 did not have a significant effect on FFMC's results of operations.

M.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

        Summarized quarterly results for the two years ended December 31, 1994 are as follows (in millions, except per share data):

- -------------------------------------------------------------------------------------------------------------
 1994 By Quarter                                     First           Second            Third           Fourth
- -------------------------------------------------------------------------------------------------------------
 Revenues                                           $455.1           $511.4           $536.5           $704.5

 Expenses                                            405.5            452.5            468.7            612.5
                                                    ---------------------------------------------------------
 Income before income taxes                           49.6             58.9             67.8             92.0

 Income taxes                                         20.1             24.7             27.2             36.1
                                                    ---------------------------------------------------------
 Net income                                         $ 29.5           $ 34.2           $ 40.6           $ 55.9
                                                    =========================================================

 Earnings per common share                          $ 0.47           $ 0.55           $ 0.65           $ 0.89
                                                    =========================================================



- -------------------------------------------------------------------------------------------------------------
 1993 By Quarter                                     First           Second            Third           Fourth
- -------------------------------------------------------------------------------------------------------------
 Revenues                                           $371.4           $416.0           $443.3           $528.9

 Expenses                                            333.7            367.1            385.2            453.4
                                                    ---------------------------------------------------------
 Income before income taxes                           37.7             48.9             58.1             75.5

 Income taxes                                         15.1             19.8             24.3             29.2
                                                    ---------------------------------------------------------
 Net income                                         $ 22.6           $ 29.1           $ 33.8           $ 46.3
                                                    =========================================================

 Earnings per common share                          $ 0.37           $ 0.47           $ 0.54           $ 0.74
                                                    =========================================================



        FFMC completed its merger with GENEX Services, Inc. (GENEX) during the third quarter of 1994. This merger has been accounted for as a pooling of interests. Accordingly, the previously reported results for all quarterly periods prior to the merger have been restated to combine the results of FFMC and GENEX. Per share amounts have been recalculated after adding the shares of FFMC common stock issued to effect the merger to weighted average share amounts.

                         INDEPENDENT AUDITORS' REPORT





To The Board of Directors and Shareholders of
First Financial Management Corporation
Atlanta, Georgia

      We have audited the consolidated financial statements of First Financial Management Corporation and subsidiaries (the "Company") as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 27, 1995; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Atlanta, Georgia
January 27, 1995

                    FIRST FINANCIAL MANAGEMENT CORPORATION

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)



                                                                Additions, charged to:
                                                                ----------------------
                                          Balance at     Costs                                        Balance
                                          Beginning      and         Other                            at End
Description                               of Period      Expenses    Accounts (1)    Deductions (2)   of Period
- ---------------------------------------------------------------------------------------------------------------
RELATED TO AMOUNTS PRESENTED IN
BALANCE SHEET CAPTIONS:

Year Ended December 31, 1994
- ----------------------------
  Allowance for doubtful accounts           $5.0         $5.4          $2.4           ($5.1)          $7.7
                                          =====================================================================
Year Ended December 31, 1993
- ----------------------------
  Allowance for doubtful accounts           $5.9         $2.1           $.5           ($3.5)          $5.0
                                          =====================================================================
Year Ended December 31, 1992
- ----------------------------
  Allowance for doubtful accounts           $1.5         $4.5          $2.0           ($2.1)          $5.9
                                          =====================================================================


(1) Additional amounts added during the year are from acquired businesses, representing balances at the date of acquisition.

(2)     Amounts represent write-offs.

                               INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------
3.1          Restated Articles of Incorporation of First Financial Management Corporation
             (filed May 13, 1994 as an exhibit to the Registrant's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference).

3.2          Bylaws, as amended through March 15, 1995.

4.1          See Articles V, VI and VIII of the Registrant's Restated Articles of
             Incorporation (filed May 13, 1994 as an exhibit to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference) and Articles 1, 2, 5 and 9 of the
             Registrant's Bylaws, as amended through March 15, 1995, filed as Exhibit 3.2 hereto.

4.2*         FFMC Savings Plus Plan, as amended and restated, effective January 1, 1991
             (filed on November 5, 1990 as an exhibit to the Registrant's Registration
             Statement on Form S-8 (File No. 33-37532) and incorporated herein by reference).

4.3*         Amendments 1 and 2 to the FFMC Savings Plus Plan, dated November 2, 1992 and
             April 1, 1993, respectively (filed on August 12, 1994 as an exhibit to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1994 and incorporated herein by reference).

4.4*         Amendment 3 to the FFMC Savings Plus Plan, dated November 7, 1994.


                               INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------
4.5          Amended and Restated Credit Agreement dated as of June 25, 1992, amended and restated as of November 8, 1994 between First Financial Management
             Corporation, First Financial Bank, and The Chase Manhattan Bank (National
             Association), as agent for the banks that are signatories to the Agreement.
             The Exhibits and Schedules to the Amended and Restated Credit Agreement are
             identified on a list of Exhibit and Schedules contained in the Table of
             Contents to the Amended and Restated Credit Agreement, which list is incorporated herein by reference.  Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished supplementally to the Commission upon request (filed on November 15, 1994 as an exhibit to the
             Registrant's Current Report on Form 8-K and incorporated herein by reference).

4.6          Warrant Agreement, dated June 15, 1989, between the Registrant and Wachovia
             Bank and Trust Company, N.A. (filed on June 19, 1989 as an exhibit to
             Registrant's Registration Statement on Form S-3 (File No. 33-29267) and
             incorporated herein by reference).

4.7          Amendment dated September 5, 1989, to the Warrant Agreement, dated June 15,
             1989, by and between the Registrant and Wachovia Bank and Trust Company,
             N.A. (filed on September 6, 1989 as an exhibit to Amendment No. 1 to
             Registrant's Registration Statement on Form S-3 (File No. 33-29267) and
             incorporated herein by reference).

4.8          Indenture, dated as of December 5, 1994, between the Registrant and
             NationsBank of Georgia, National Association, as Trustee (filed on December
             5, 1994 as an exhibit to the Registrant's Amendment No. 2 to its
             Registration Statement on Form S-3 (File No. 33-56327) covering an unlimited amount of senior debt securities and incorporated herein by reference).

4.9          First Supplemental Indenture, dated as of December 5, 1994, between the
             Company and NationsBank of Georgia, National Association, as Trustee (filed on December 6, 1994 as an exhibit to the Registrant's Post Effective
             Amendment No. 1 to Form S-3 covering $440,000,000 of Senior Convertible
             Debentures due 1999 and incorporated herein by reference).

                              INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------
10.1         Agreement and Plan of Merger, dated July 6, 1992, by and among the
             Registrant, PSC Acquisition Corporation and Payment Services
             Company - U.S.  The schedules to the Agreement and Plan of Merger were omitted, but were identified in a list included therein and will be furnished supplementally to the Commission upon request (filed on
             November 16, 1992 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and
             incorporated herein by reference).

10.2         Underwriting Agreement covering the Registrant's Senior Convertible
             Debentures due 1999 (filed on December 6, 1994 as an exhibit to the
             Registrant's Post Effective Amendment No. 1 to its Registration Statement on
             Form S-3 (File No. 33-56327) and incorporated herein by reference).

10.3         Lease between Mack Paramus Affiliates, as lessor, and Western Union
             Financial Services, Inc., as lessee, dated June 30, 1993, together with the
             First Amendment to Lease, dated March 3, 1995, covering the Western Union
             Financial Services, Inc. headquarters office in Paramus, New Jersey.  The
             Exhibits to the Lease are listed in the Table of Contents to the Lease, which list is incorporated herein by reference.  Such Exhibits (and Exhibits to the First Amendment to Lease) have been omitted for purposes of filing, but will be furnished to the Commission upon request.

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


                               INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------
10.6         Lease, together with related Rider, dated February 6, 1989, between Rowe
             Properties-Data Limited Partnership, as Lessor, and The Computer Company as
             Lessee, covering First Health Services Corporation's facilities at Innsbrook
             Corporate Center in Glen Allen, Virginia, together with a Guaranty, dated
             February 2, 1989, guaranteeing Lessor's obligations under the Lease (filed on March 27, 1990 as an exhibit to the Registrant's Annual Report on Form
             10-K for the year ended December 31, 1989 and incorporated herein by reference).

10.7         Lease, dated February 28, 1990, as amended by the First Amendment dated June
             22, 1990, between Frank J. Hanna, Jr., as Lessor, and Nationwide Credit,
             Inc. (Nationwide), as Lessee, covering Nationwide's headquarters facility at
             2258 Northwest Parkway, Marietta, Georgia.  (1)

10.8         Lease Agreement between VPM 1988-1 Ltd., as landlord, and Payment Services
             Company, as tenant, dated March 27, 1990, together with First Amendment to
             Lease Agreement (dated July 9, 1990), Second Amendment to Lease Agreement
             (dated February 21, 1992), Third Amendment to Lease Agreement (dated October
             5, 1992), Fourth Amendment to Lease Agreement  (dated April 5, 1993) and
             Fifth Amendment to Lease Agreement (dated December 15, 1993).  The Exhibits to the Lease Agreement and related Amendments are listed at the end of such documents, and these lists are incorporated herein by reference.  Such
             Exhibits have been omitted for purposes of filing, but will be furnished to the Commission upon request.

                               INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------
10.9         Lease Agreement between TriNet Essential Facilities X, Inc., as landlord, and First Health Strategies, Inc. (a wholly owned subsidiary of the Registrant), as tenant, dated November 1, 1994, together with
             Exhibits B and C to the Lease Agreement, covering a First Health Strategies,
             Inc. office facility in Salt Lake City, Utah.  All other Exhibits to the
             Lease Agreement are listed in the Table of Contents to the Lease
             Agreement, which list is incorporated herein by reference.  Such
             Exhibits have been omitted for purposes of filing, but will be furnished to the Commission upon request.

10.10        Office Building Lease between Weprec Powers Pointe Corporation, as landlord, and First Financial Management Corporation, as tenant, dated March 8, 1995, together with Exhibit F to the Office Building Lease, covering the
             Registrant's new corporate headquarters office in Atlanta, Georgia.  All other Exhibits to the Office Building Lease are listed in the Table of
             Contents to the Office Building Lease, which list is incorporated herein by reference.  Such Exhibits have been omitted for purposes of filing, but will be furnished supplementally to the Commission upon request.

10.11*       The Registrant's 1982 Incentive Stock Plan, as amended through January 31,
             1990.  (1)

10.12*       The Registrant's 1988 Incentive Stock Plan, as amended through January 30,
             1991.  (1)

10.13*       Amendment to the Registrant's 1988 Incentive Stock Plan, dated March 22,
             1994 (filed on August 12, 1994 as an exhibit to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10.14*       Amendment to the Registrant's 1988 Incentive Stock Plan, dated February 24,
             1995.

10.15*       First Financial Management Corporation Performance Units Incentive Plan, as
             amended through May 1, 1991 (filed on November 14, 1991 as an exhibit to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September
             30, 1991 and incorporated herein by reference).


                               INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------
10.16*       Directors' Restricted Stock Award Plan, together with Form of
             Director's Restricted Stock Award Agreement (filed on March 31, 1987 as an exhibit to the Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1986 and incorporated herein by reference).

10.17*       1990 Directors' Stock Option Plan.  (Filed on August 14, 1990 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
             30, 1990 and incorporated herein by reference.)

10.18*       Endata, Inc. Amended Stock Option Plan (filed on October 17, 1986 as an exhibit to Post-Effective Amendment No. 1 to Endata, Inc.'s Registration
             Statement on Form S-8 (File No. 2-97925) and incorporated herein by reference), together with an Amendment to Endata Inc.'s Amended Stock Option
             Plan, dated October 30, 1987, and two forms of letters specifying the manner in which each Endata, Inc. Stock Option was converted into an option to purchase the Registrant's stock and forms of the Endata Incentive and Non-
             Qualified Stock Option Agreements (filed on March 14, 1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December
             31,1987 and incorporated herein by reference).

10.19*       FFMC 1990 Employee Stock Purchase Plan adopted December 15, 1989, as amended on October 24, 1990 (1), and amendment thereto adopted on July 24, 1991, effective October 1, 1991 (filed on August 14, 1991 as an exhibit to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1991 and incorporated herein by reference).

10.20*       Employment Agreement, dated January 31, 1989, between the Registrant and
             Patrick H. Thomas (filed on March 31, 1989 as an exhibit to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).  This Employment Agreement was superseded effective January 1, 1995 by the Employment Agreement listed as Exhibit
             10.32.

10.21*       Employment Agreement, dated January 31, 1989, between the Registrant and M.
             Tarlton Pittard (filed on March 31, 1989 as an exhibit to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

                               INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------
10.22*       Employment Agreement, dated February 15, 1991, Termination of prior
             Employment Agreement, Termination of Employee Death Benefit
             Agreement, and First Amendment to Deferred Compensation Agreement,
             all between the Registrant (or Georgia Federal Bank, FSB) and
             Richard D. Jackson.  (1)

10.23*       Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards under the 1988 Incentive Stock Plan, on January 31 1990, to M. Tarlton Pittard and Richard D. Jackson.  (1)

10.24*       Non-Qualified Stock Option, dated February 5, 1988, granted by the
             Registrant to Patrick H. Thomas (filed on March 14, 1988 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31,
             1987 and incorporated herein by reference).

10.25*       Form of Non-Qualified Stock Option Agreement as issued to the Registrant's
             Executive Officers under the 1988 Incentive Stock Plan (filed on March 30,
             1994 as an exhibit to the Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1993 and incorporated herein by reference).

10.26*       Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards under the 1988 Incentive Stock Plan on May 1, 1991, to Richard D. Jackson, M. Tarlton Pittard and Stephen D.
             Kane (filed on August 14, 1991 as an exhibit to the Registrant's Quarterly
             Report on Form 10-K for the quarter ended June 30, 1991 and incorporated herein by reference).

10.27*       Form of Restricted Stock Award Agreement between the Registrant and each of the following officers covering awards on January 31, 1989 under the 1988
             Incentive Stock Plan:  Patrick H. Thomas, M. Tarlton Pittard and Stephen D.
             Kane (filed on March 31, 1989 as an exhibit to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.28*       Resolution of the Compensation Committee of the Registrant's Board of
             Directors, dated June 24, 1993, accelerating to December 31, 1993 the date on which restrictions lapsed on stock awards previously issued to Patrick H.
             Thomas, M. Tarlton Pittard and Stephen D. Kane (filed on March 30, 1994 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1993 and incorporated herein by reference).


                               INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------
10.29*       Employment Agreement, dated January 29, 1992, between the
             Registrant and Stephen D. Kane (filed on March 23, 1992 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1991 and incorporated herein by reference).

10.30        Agreement, dated May 7, 1993, by and among National Bancard Corporation,
             CMSC Corporation and First Financial Bank (filed on May 14, 1993 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).

10.31        Agreement, Plan of Reorganization and Plan of Merger, dated as of July 28,
             1993 by and among First Financial Management Corporation, Tomahawk
             Acquisition Corporation, Pennant Acquisition Corporation, International
             Banking Technologies, Inc., Prime Consulting Group, Inc. and The
             Shareholders of International Banking Technologies, Inc. and Prime
             Consulting Group, Inc.  The Schedules to this Agreement, Plan of
             Reorganization and Plan of Merger are identified on a list of schedules contained at the end of the Table of Contents to such Agreement, which list is incorporated herein by reference.  All schedules were omitted for purposes of filing but will be furnished supplementally to the Commission upon request (filed on August 13, 1993 as an exhibit to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10.32*       Employment Agreement, dated March 22, 1994, between the Registrant and
             Patrick H. Thomas (filed on March 30, 1994 as an exhibit to the Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.33*       First Amendment, dated December 21, 1994, to Employment Agreement, dated
             March 22, 1994, between the Registrant and Patrick H. Thomas.

10.34*       Second Amendment, dated March 13, 1995, to Employment Agreement, dated March
             22, 1994, between the Registrant and Patrick H. Thomas, together with two
             Restricted Stock Award Agreements (both dated March 13, 1995) constituting
             Exhibits A and B, respectively, to the Second Amendment.

10.35*       Non-Qualified Stock Option, dated March 22, 1994, granted by the Registrant to Patrick H. Thomas (filed on March 30, 1994 as an exhibit to the
             Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

                               INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------
10.36        Agreement, Plan of Reorganization and Plan of Merger, dated June 30,
             1994, by and among First Financial Management Corporation, Bluebird
             Acquisition Corporation, Gencan Acquisition Corporation, GENEX Services,
             Inc., GENEX Services of Canada, Ltd.  The Schedules to this Agreement,
             Plan of Reorganization and Plan of Merger are identified on a list of schedules contained at the end of the Table of Contents to such agreement, which list is incorporated herein by reference.  All schedules were omitted for purposes of filing but will be furnished supplementally to the Commission upon request (filed on August 12, 1994 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference ).

10.37        Stock Purchase Agreement, dated October 20, 1994 by and between New Valley
             Corporation and First Financial Management Corporation.  The Exhibits and
             Schedules to the Stock Purchase Agreement are identified on a list of
             Exhibits and Schedules contained in the Table of Contents to the Stock
             Purchase Agreement, which list is incorporated herein by reference.  Such
             Exhibits and Schedules have been omitted for purposes of filing, but will be furnished supplementally to the Commission upon request (filed on November
             4, 1994 as an exhibit to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

10.38        Amendment No. 1, dated November 14, 1994, to Stock Purchase Agreement, dated
             October 20, 1994, by and between New Valley Corporation and First Financial
             Management Corporation (filed on November 15, 1994 as an exhibit to the
             Registrant's Current Report on Form 8-K and incorporated herein by reference).

10.39*       Employment Agreement, dated April 20, 1990, between Western Union
             Corporation and Robert J. Amman (an Executive Officer of the Registrant),
             together with Amendment to Employment Agreement, dated January 30, 1991.

21.1         List of Subsidiaries.

23.1         Consent of Independent Auditors.

                               INDEX TO EXHIBITS

                                                                                                    Sequentially
Exhibits                                                                                            Numbered Page
- --------                                                                                            -------------

27.1         Financial Data Schedule (for SEC use only).
- -----------------------------

     *   Indicates management contract or compensatory plan or arrangement.

  (1) Filed on April 1, 1991 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.