Form 10-Q
period 1995-03-31
FIRST FINANCIAL MANAGEMENT CORP
filed 1995-05-12
CIK 36326

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended     MARCH 31, 1995
                                   ------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    -----------------    -------------------

                  Commission file number   1-10442
                                         -----------

                    FIRST FINANCIAL MANAGEMENT CORPORATION
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          GEORGIA                                              58-1107864
- ------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S.Employer
 incorporation or organization)                            Identification No.)


               3 CORPORATE SQUARE, SUITE 700,   ATLANTA, GEORGIA     30329
   --------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number, including area code   (404) 321-0120
                                                        ----------------

                                NOT APPLICABLE
 -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                                    Number of Shares Outstanding
    Title of each class                                  as of May 1, 1995
- ----------------------------                        ----------------------------
Common Stock, $.10 par value                               63,816,170

                     FIRST FINANCIAL MANAGEMENT CORPORATION


                                     INDEX
                                     -----


                                                                            PAGE
PART I.   FINANCIAL INFORMATION                                           NUMBER
                                                                          ------

Item 1    Consolidated Financial Statements:

          Consolidated Balance Sheets at March 31, 1995
          and December 31, 1994                                               3

          Consolidated Statements of Income for the
          three months ended March 31, 1995 and 1994                          4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1995 and 1994                          5

          Notes to Consolidated Financial Statements                          6



Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8

PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders                11

Item 6    Exhibits and Reports on Form 8-K                                   11

                        PART I.  FINANCIAL INFORMATION

                    FIRST FINANCIAL MANAGEMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                        March 31, 1995  December 31, 1994
                                                        --------------  -----------------
                                                              (Dollars in millions)

ASSETS
Current Assets:
 Cash and cash equivalents                               $  295.6         $  326.1
 Accounts receivable, net of allowance for doubtful
  accounts of $7.2 (1995) and $7.7 (1994)                   411.8            473.8
 Prepaid expenses and other current assets                  105.4            103.3
                                                         --------         --------
   Total Current Assets                                     812.8            903.2
Property and equipment, net                                 159.6            163.6
Goodwill, less accumulated amortization
 of $85.0 (1995) and $73.4 (1994)                         1,737.2          1,740.6
Customer portfolios, less accumulated amortization
 of $48.1 (1995) and $44.5 (1994)                           164.0            160.5
Other assets                                                148.3            167.8
                                                         --------         --------
                                                         $3,021.9         $3,135.7
                                                         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                   $  553.7         $  678.9
 Income taxes payable                                        25.7              5.6
 Current portion of long-term debt                            9.5              9.2
                                                         --------         --------
   Total Current Liabilities                                588.9            693.7
Long-term debt, less current portion                        172.9             53.1
Pension obligations assumed                                 266.0            266.0
Senior convertible debentures                               447.1            447.1
Other liabilities                                            75.2            246.0
                                                         --------         --------
    Total Liabilities                                     1,550.1          1,705.9
                                                         --------         --------
Commitments and contingencies
Shareholders' Equity:
 Common stock, $.10 par value; authorized
  150,000,000 shares, issued 62,432,777
  shares (1995) and 61,575,046 shares (1994)                  6.2              6.2
Additional paid-in capital                                  864.8            858.2
Retained earnings                                           600.8            565.4
                                                         --------         --------
    Total Shareholders' Equity                            1,471.8          1,429.8
                                                         --------         --------
                                                         $3,021.9         $3,135.7
                                                         ========         ========


                See notes to consolidated financial statements.

                    FIRST FINANCIAL MANAGEMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                             Three Months Ended March 31,
                                      ----------------------------------------
                                               1995             1994
                                      ----------------------------------------
                                       (In millions, except per share amounts)

REVENUES
Service revenues                                $671.0          $442.1
Product sales                                     12.9            18.8
Other                                              0.4             0.4
                                                ------          ------
                                                 684.3           461.3
                                                ------          ------

EXPENSES
Operating                                        507.2           348.7
Selling, general and administrative               62.4            30.4
Cost of products sold                              8.7            11.5
Depreciation and amortization                     32.5            22.3
                                                ------          ------
                                                 610.8           412.9
                                                ------          ------

Operating income                                  73.5            48.4

Interest, net                                      8.2            (1.2)
Pension cost                                       5.3              --
                                                ------          ------
Income before income taxes                        60.0            49.6

Income taxes                                      24.6            20.1
                                                ------          ------
Net income                                      $ 35.4          $ 29.5
                                                ======          ======

Earnings per common share                        $0.56           $0.47
                                                ======          ======


                See notes to consolidated financial statements.

                    FIRST FINANCIAL MANAGEMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           1995                 1994
                                                        ----------------------------
                                                                (In millions)
Cash and cash equivalents at January 1                    $ 326.1            $ 190.0
                                                          -------            -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   35.4               29.5
Adjustments to reconcile to net cash provided by
 operating activities:
  Depreciation and amortization                              32.5               22.3
  Other non-cash items                                        5.0                0.3
  Increase (decrease) in cash, excluding the effects of
   acquisitions, resulting from changes in:
    Accounts receivable                                      58.5              (21.5)
    Prepaid expenses and other assets                        (3.0)              (2.4)
    Accounts payable and accrued expenses                   (23.1)              26.6
    Income tax accounts                                      90.3               17.9
                                                          -------            -------
    Net cash provided by operating activities               195.6               72.7
                                                          -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility, net             120.0
Principal payments on long-term debt                         (0.5)              (0.5)
Cash dividends and other payments                            (3.1)              (3.0)
                                                          -------            -------
  Net cash provided by (used in) financing activities       116.4               (3.5)
                                                          -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
Current year acquisitions, net of cash received              (3.3)             (25.2)
Payments related to businesses previously acquired         (315.7)             (26.4)
Payments related to businesses previously sold               (1.0)              (2.5)
Additions to property and equipment, net                     (9.9)              (7.6)
Software development and customer conversions               (12.6)             (12.0)
                                                          -------            -------
  Net cash used in investing activities                    (342.5)             (73.7)
                                                          -------            -------

Change in cash and cash equivalents                         (30.5)              (4.5)
                                                          -------            -------

Cash and cash equivalents at March 31                     $ 295.6            $ 185.5
                                                          =======            =======

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

     The Company operates in a single business segment, providing information services to commercial establishments, government agencies and consumers. The largest category of services involves information processing and transfer related to financial transactions. These services include the authorization, processing and settlement of credit and debit card transactions, verification or guarantee of check transactions, debt collection and accounts receivable management, and worldwide nonbank money transfers and bill payments. A second category includes data processing and information management services related to health care and workers' compensation claims and the resulting payments. The final service category comprises a full array of information management services, including data capture, data imaging, micrographics, electronic database management, and output printing and distribution.


     The financial information presented should be read with the Company's annual consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1994. The foregoing unaudited consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. The results for the interim period are not necessarily indicative of results to be expected for the year.

2. In November 1994, the Company acquired Western Union Financial Services, Inc. and related assets ("Western Union"). The following table summarizes pro forma results of operations of the Company as if the Company's acquisition of Western Union had occurred, all cash purchase price consideration was paid, and related debt financing was concluded on January 1, 1994. All other acquisitions have been excluded due to their immaterial effect. This pro forma information is not necessarily indicative of what the combined operations would have been if the Company had control of such combined businesses for the period presented.

               ------------------------------------------------
               Three Months Ended March 31,                1994
               ------------------------------------------------
               (In millions, except per share amounts)

               Revenues                                   $577.1

               Net income                                   25.9

               Earnings per common share                     .43

     FFMC also expanded its merchant services area during the first quarter of 1995 with the acquisition of the assets of Comdata Retail Services ("Comdata"), a company specializing in grocery store check approval and debit card processing. This acquisition was accounted for as a purchase, and the results included with the Company's results from the effective date of acquisition. The pro forma results of operations of the Comdata acquisition (as if the acquisition had occurred on January 1, 1994) were immaterial relative to the overall results of operations of the Company.

3. In March 1995, the Company awarded Patrick H. Thomas, its Chairman, President and Chief Executive Officer, 500,000 restricted shares as incentive compensation for the years 1995 through 1999. The vesting of the shares is contingent upon FFMC's attainment of a performance goal for 1995 and continued employment through 1999, unless termination occurs due to specified conditions. The Company also awarded 94,500 restricted shares to Mr. Thomas as incentive compensation, which are subject to forfeiture, in part or in whole, based on a formula related to the pretax income of the Company for 1995 and the market price of the Company's common stock at the end of 1995.

     The value of the award is adjusted using the closing price of the Company's common stock on balance sheet dates through the date of measurement for the FFMC performance goal. The Company has assumed the maximum number of shares will be earned and is amortizing the value from the date of grant (March 1994 for the 94,500 share award as it replaced a similar previously issued but subsequently cancelled award) over the restriction period.

4. Earnings per common share amounts are computed by dividing income amounts by the weighted average number of common and common equivalent shares (when dilutive) outstanding during the period. Common stock equivalents consist of shares issuable under the Company's stock option plans, shares issuable in connection with outstanding warrants and an assumed conversion into common stock of FFMC's senior convertible debentures issued in December 1994. The after tax interest expense and amortization on these debentures ($3.5 million for the quarter ended March 31, 1995) are added back to net income in computing earnings per common share. Weighted average shares for all periods reflect the shares issued in July 1994 to effect FFMC's merger with GENEX Services, Inc., which was accounted for as a pooling of interests. Weighted average shares used to compute earnings per common share for the three months ended March 31, 1995 and 1994, respectively, were 69.5 million and 62.4 million.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Financial Management Corporation ("FFMC" or "the Company") completed its merger with GENEX Services, Inc. ("GENEX") in July 1994. This business combination was accounted for as a pooling of interests and, accordingly, for all periods in the following discussions the results of GENEX are included in the Company's results. In November 1994, the FFMC completed its acquisition of Western Union Financial Services, Inc. and related assets ("Western Union"). This business combination was accounted for as a purchase, and the results of Western Union have been included in the Company's results from the effective date of the acquisition.

Results of Operations
- ---------------------

FFMC's revenues increased 48% to $684.3 million in the first quarter of 1995 from $461.3 million in 1994's first quarter, including a 52% increase in service revenues. Net income for 1995's first quarter was $35.4 million, up 20% from the $29.5 million in after tax earnings during the prior year's first quarter. Per share earnings increased to $0.56 compared with per share earnings of $0.47 in the first quarter of 1994, an increase of 19%.

The revenue increases were due primarily to continued strong growth in the Company's merchant services area, with revenues up 76% in this area during 1995's first quarter compared with the year earlier period. While a majority of this increase was due to the acquisition of Western Union, internal growth continued to play a major role in this area's growth. The Company's overall internal growth rate was 15% during the first quarter of 1995, reflecting the addition of over 15,000 new customers (net of attrition).

The Company continues to emphasize growth in its service revenues, as reflected by the 52% increase in 1995's first quarter compared with the prior year's first three months. Product sales declined in the first quarter of 1995 compared with the prior year's first quarter, reflecting FFMC's ongoing efforts to decrease the significance of one-time product sales and focus its product development effort on data capture platforms that link customers to the Company's information services.

FFMC continues to place important emphasis on expense controls, as reflected by the 45% increase in operating expenses compared with the higher percentage increase in service revenues. Depreciation and amortization expense increased 46% during 1995's first quarter over the comparable 1994 period, reflecting higher goodwill amortization in 1995 resulting from the Western Union acquisition. The impact of Western Union's marketing costs in 1995 was also the primary factor in the increase in selling, general and administrative expenses during the first quarter of 1995 compared with the year earlier period.

These revenue and expense comparisons translated into an expansion of the Company's operating income margins to 10.7% in the first quarter of 1995 compared with 10.5% in 1994's first quarter.

Increases in interest expense and pension cost for the first quarter of 1995 reflect borrowings and obligations assumed related to the Western Union acquisition. Higher levels of interest expense arose from FFMC's senior convertible debentures and borrowings under its revolving credit facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Pension cost in the first quarter of 1995 represents primarily interest expense on the unfunded obligations of the Western Union suspended defined benefit plan. Since benefits under this plan have been suspended for several years and its assumption was primarily a financing for the Western Union acquisition, the Company has classified the related costs as nonoperating.

The higher level of interest and pension expense in 1995 resulted in a pre-tax margin of 8.8% compared with a pre-tax margin of 10.8% in 1994's first quarter. The Company's effective tax rate was up slightly to 41.0% in 1995's first quarter compared with a 40.5% rate for the first quarter of 1994.

Portions of FFMC's business are seasonal. The Company's revenues and earnings are favorably affected by increased credit card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back to school buying period in the third quarter. The Company believes that its revenues and earnings will also be affected by higher Western Union money transfer volume during the summer months.

Capital Resources and Liquidity
- -------------------------------

In January 1995, the Company paid $300 million in cash for the final purchase consideration for its acquisition of Western Union Financial Services and related assets ("Western Union"). This final cash payment was financed from borrowings under FFMC's revolving credit facility and from existing cash on hand.

Cash generated from operating activities during the first quarter of 1995 increased to $195.6 million, up from $72.7 million in 1994's first quarter, reflecting the Company's higher earnings and the receipt of a refund of estimated income taxes for 1994. The tax refund (amounting to $68 million) resulted from FFMC's ability to reflect an anticipated advance funding in 1995 of its pension plan obligations as a deduction in the Company's 1994 income tax return.

FFMC reinvested cash in its businesses (principally for property and equipment additions, software development and customer conversions) totalling $22.5 million in the first quarter of 1995, compared with $19.6 million in the first quarter of 1994. The Company estimates that business reinvestment amounts will increase moderately in 1995.

Cash from operating activities exceeded nonacquisition investing activities by $173.1 million in 1995's first three months, compared with $53.1 in the comparable prior year period. This excess cash was utilized during the first quarter of 1995 primarily to repay indebtedness, reducing outstanding borrowings under the Company's revolving credit facility to $165 million at March 31, 1995. The excess cash was also utilized for $19.0 million in other acquisition related payments (net of cash received) during the quarter.

In May 1995, FFMC issued 1.3 million shares of the Company's common stock and received $35 million in cash from the exercise (during the final exercise period) of all remaining publicly held warrants.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During 1995, FFMC also anticipates making an advance funding of its pension plan obligations assumed in the Western Union acquisition in order to reduce the future costs of this plan to the Company. FFMC anticipates that this funding, primarily using borrowings under the Company's credit facility, will approximate $175 million. A portion of this funding may be in the form of FFMC common stock.

On January 3, 1995, FFMC paid a cash dividend of $.05 per share to shareholders of record as of December 1, 1994. On April 26, 1995, the Company's Board of Directors declared a cash dividend of $.05 per share, payable on July 3, 1995 to shareholders of record as of June 1, 1995.

Cash equivalents of $100.2 million relate to required investments of cash in connection with the Company's merchant credit card and money transfer settlements. FFMC's remaining cash and cash equivalents are available for acquisitions and general corporate purposes. If suitable opportunities arise for additional acquisitions, the Company may use cash, draw on its available credit facility, or use common stock or other securities as payment of all or part of the consideration for such acquisitions. Alternatively, FFMC may seek additional funds in the equity or debt markets to finance such acquisitions or to repay outstanding borrowings under its credit facility. The Company believes that its current level of cash and future cash flows from operations are sufficient to meet the needs of its existing businesses.

                          PART II.  OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        On April 26, 1995, at the annual shareholders' meeting for which proxies were solicited pursuant to Regulation 14A, the Company's shareholders voted to elect all eight of the Company's nominees to the Company's Board of Directors. The following table shows the number of votes cast for each nominee and the number of votes withheld as to each nominee. There were no abstentions or broker non-votes as to any nominee, and there were no nominees other than those named in the Company's proxy statement.

        NAME OF NOMINEE       AFFIRMATIVE VOTES     VOTES WITHHELD
        ----------------------------------------------------------
        Patrick H. Thomas         50,591,383           282,843
        ----------------------------------------------------------
        George L. Cohen           50,592,585           281,641
        ----------------------------------------------------------
        Robert E. Coleman         50,631,491           242,735
        ----------------------------------------------------------
        Jack R. Kelly, Jr.        50,608,912           265,314
        ----------------------------------------------------------
        Henry A. Leslie           50,606,624           267,602
        ----------------------------------------------------------
        M. Tarlton Pittard        50,579,127           295,099
        ----------------------------------------------------------
        Charles B. Presley        50,606,799           267,427
        ----------------------------------------------------------
        Virgil R. Williams        50,604,060           270,166
        ----------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)     Exhibits
        --------

        27 Financial Data Schedule

(b)     Reports on Form 8-K
        -------------------

        The Company filed a Current Report on Form 8-K on March 28, 1995 as a supplemental report to update the pro forma combined financial statements of First Financial Management Corporation and its acquired business (Western Union Financial Services, Inc. and related assets) through December 31, 1994.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                          FIRST FINANCIAL MANAGEMENT CORPORATION
                                          --------------------------------------
                                                       (Registrant)



Date:  May 12, 1995                 By    /s/ M. Tarlton Pittard
      -----------------                -----------------------------------------
                                          M. Tarlton Pittard
                                          Vice Chairman, Chief Financial Officer
                                          and Treasurer


Date:  May 12, 1995                 By    /s/ Richard Macchia
      ------------------               -----------------------------------------
                                          Richard Macchia
                                          Executive Vice President
                                          and Principal Accounting Officer