Form 10-Q
period 1995-06-30
FIRST FINANCIAL MANAGEMENT CORP
filed 1995-08-14
CIK 36326

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended    JUNE 30, 1995
                                                             ------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        --------------  --------------

                       Commission file number   1-10442
                                             -------------

                    FIRST FINANCIAL MANAGEMENT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        GEORGIA                                                  58-1107864
-----------------------                                      ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


    3 CORPORATE SQUARE, SUITE 700,  ATLANTA, GEORGIA                30329
--------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code  (404) 321-0120
                                                         -----------------
                                NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                    Number of Shares Outstanding
    Title of each class                                 as of August 1, 1995
----------------------------                        ----------------------------
Common Stock, $.10 par value                                  63,868,916

                    FIRST FINANCIAL MANAGEMENT CORPORATION



                                    INDEX
                                    -----


                                                                           PAGE
PART I.    FINANCIAL INFORMATION                                          NUMBER
                                                                          ------

Item 1     Consolidated Financial Statements:

           Consolidated Balance Sheets at June 30, 1995
           and December 31, 1994  . . . . . . . . . . . . . . . . . . . . .   3

           Consolidated Statements of Income for the
           three and six months ended June 30, 1995 and 1994  . . . . . . .   4

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 1995 and 1994  . . . . . . . . . . . .   6

           Notes to Consolidated Financial Statements . . . . . . . . . . .   7



Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . . .  10

PART II.   OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  15

                        PART I.   FINANCIAL INFORMATION

                    FIRST FINANCIAL MANAGEMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                      June 30, 1995  December 31, 1994
                                                      -------------  -----------------
                                                          (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents                              $  298.3       $  326.1
  Accounts receivable, net of allowance for doubtful
    accounts of $7.5 (1995) and $7.7 (1994)                 414.0          473.8
  Prepaid expenses and other current assets                 108.3          103.3
                                                         --------       --------
     Total Current Assets                                   820.6          903.2
Property and equipment, net                                 160.4          163.6
Goodwill, less accumulated amortization
   of $95.8 (1995) and $73.4 (1994)                       1,747.5        1,740.6
Customer portfolios, less accumulated amortization
   of $52.4 (1995) and $44.5 (1994)                         219.1          160.5
Other assets                                                164.0          167.8
                                                         --------       --------
                                                         $3,111.6       $3,135.7
                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                    $644.3         $678.9
  Income taxes payable                                       18.3            5.6
  Current portion of long-term debt                          30.1            9.2
                                                         --------       --------
     Total Current Liabilities                              692.7          693.7
Long-term debt, less current portion                        202.5           53.1
Pension obligations assumed                                 149.6          266.0
Senior convertible debentures                               447.1          447.1
Other liabilities                                            65.7          246.0
                                                         --------       --------
       Total Liabilities                                  1,557.6        1,705.9
                                                         --------       --------
Commitments and contingencies
Shareholders' Equity:
  Common stock, $.10 par value; authorized
    150,000,000 shares, issued 63,883,017
    shares (1995) and 61,575,046 shares (1994)                6.4            6.2
  Additional paid-in capital                                905.4          858.2
  Retained earnings                                         642.2          565.4
                                                         --------       --------
       Total Shareholders' Equity                         1,554.0        1,429.8
                                                         --------       --------
                                                         $3,111.6       $3,135.7
                                                         ========       ========


See notes to consolidated financial statements.

                    FIRST FINANCIAL MANAGEMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                    THREE MONTHS ENDED JUNE 30,
                                    ---------------------------
                                         1995          1994
                                       ------        ------
                              (In millions, except per share amounts)
REVENUES
Service revenues                       $768.1        $498.3
Product sales                            12.2          18.0
Other                                     1.7           1.2
                                       ------        ------
                                        782.0         517.5
                                       ------        ------
EXPENSES
Operating                               589.8         388.9
Selling, general and administrative      64.5          36.1
Cost of products sold                     8.3          11.4
Depreciation and amortization            34.0          23.7
                                       ------        ------
                                        696.6         460.1
                                       ------        ------

Operating income                         85.4          57.4

Interest, net                             6.5          (1.5)
Pension cost                              3.4           ---
                                       ------        ------
Income before income taxes               75.5          58.9

Income taxes                             31.0          24.7
                                       ------        ------
Net income                             $ 44.5        $ 34.2
                                       ======        ======

Earnings per common share              $ 0.69        $ 0.55
                                       ======        ======



See notes to consolidated financial statements.

                    FIRST FINANCIAL MANAGEMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                        SIX MONTHS ENDED JUNE 30,
                                        -------------------------
                                           1995          1994
                                         --------       -------
                                (In millions, except per share amounts)
REVENUES
Service revenues                         $1,439.1       $940.4
Product sales                                25.1         36.8
Other                                         2.1          1.6
                                         --------       ------
                                          1,466.3        978.8
                                         --------       ------
EXPENSES
Operating                                 1,097.0        737.6
Selling, general and administrative         126.9         66.5
Cost of products sold                        17.0         22.9
Depreciation and amortization                66.5         46.0
                                         --------       ------
                                          1,307.4        873.0
                                         --------       ------

Operating income                            158.9        105.8

Interest, net                                14.7         (2.7)
Pension cost                                  8.7          ---
                                         --------       ------
Income before income taxes                  135.5        108.5

Income taxes                                 55.6         44.8
                                         --------       ------
Net income                               $   79.9       $ 63.7
                                         ========       ======

Earnings per common share                $   1.25       $ 1.02
                                         ========       ======



See notes to consolidated financial statements.

                    FIRST FINANCIAL MANAGEMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                                1995         1994
                                                              ------       ------
                                                                 (In millions)
Cash and cash equivalents at January 1                       $ 326.1      $ 190.0
                                                             -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      79.9         63.7
 Adjustments to reconcile to net cash provided by
  operating activities:
    Depreciation and amortization                               66.5         46.0
    Other non-cash items                                         8.6          3.0
    Increase (decrease) in cash, excluding the effects of
     acquisitions, resulting from changes in:
      Accounts receivable                                       56.6        (27.4)
      Prepaid expenses and other assets                        (12.2)        (6.5)
      Accounts payable and accrued expenses                     75.2         46.5
      Income tax accounts                                       85.4          9.2
                                                             -------      -------
     Net cash provided by operating activities                 360.0        134.5
                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under revolving credit facility, net               168.4
 Fundings of pension obligations assumed                      (154.1)
 Principal payments on long-term debt                           (4.8)        (2.0)
 Proceeds from exercise of stock warrants                       35.0          8.1
 Cash dividends and other payments                              (3.1)        (3.1)
                                                             -------      -------
     Net cash provided by financing activities                  41.4          3.0
                                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Current year acquisitions, net of cash received               (57.4)       (47.0)
 Payments related to businesses previously acquired           (327.4)       (35.0)
 Proceeds from sale of business, net of payments
   related to businesses previously sold                         6.8         (3.0)
 Additions to property and equipment, net                      (23.1)       (14.6)
 Software development and customer conversions                 (28.1)       (23.5)
                                                             -------      -------
     Net cash used in investing activities                    (429.2)      (123.1)
                                                             -------      -------

Change in cash and cash equivalents                            (27.8)        14.4
                                                             -------      -------

Cash and cash equivalents at June 30                         $ 298.3      $ 204.4
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

         The Company operates in a single business segment, providing information services to commercial establishments, government agencies and consumers. The largest category of services, merchant services, involves information processing and transfer related to financial transactions. These services include the authorization, processing and settlement of credit and debit card transactions, verification or guarantee of check transactions, debt collection and accounts receivable management, and worldwide nonbank money transfers and bill payments. A second category includes data processing and information management services related to health care and workers' compensation claims and the resulting payments. The final service category comprises a full array of information management services, including data capture, data imaging, micrographics, electronic database management, and output printing and distribution.

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

2. In 1995, the Company has completed several acquisitions, including a company specializing in grocery store check approval and debit card processing, two merchant credit card processing portfolios, and a check verification and guarantee company. Through June 30, 1995 the Company paid $57.4 million in cash (net of cash acquired) and issued notes payable totaling $8.0 million in connection with such acquisitions. All current year acquisitions have been accounted for as purchases, and their results are included with the Company's results from the effective date of each acquisition. No pro forma financial information with respect to the above acquisitions is presented as the aggregate impact is not anticipated to be material.

3. In March 1995, the Company awarded Patrick H. Thomas, its Chairman, President and Chief Executive Officer, 500,000 restricted shares as incentive compensation for the years 1995 through 1999. The vesting of the shares is contingent upon FFMC's attainment of a performance goal for 1995 and continued employment through 1999, unless specified conditions occur. The Company also awarded 94,500 restricted shares to Mr. Thomas as incentive compensation, which are subject to forfeiture, in part or in whole, based on a formula related to the pretax income of the Company for 1995 and the market price of the Company's common stock at the end of 1995. All of these restricted shares will vest free of restrictions in the event of approval by the FFMC shareholders of the merger described in Note 8.

                    FIRST FINANCIAL MANAGEMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                  (UNAUDITED)


         The value of the award is adjusted using the closing price of the Company's common stock on balance sheet dates through the date of measurement for the FFMC performance goal. The Company has assumed the maximum number of shares will be earned and is amortizing the value from the date of grant (March 1994 for the 94,500 share award, as it replaced a similar previously issued but subsequently canceled award) over the restriction period.

4. All outstanding FFMC common stock warrants were exercised during the final exercise period in the second quarter of 1995. As a result of these exercises, the Company issued 1.3 million new shares of FFMC common stock in return for $35.0 million in cash.

5. On May 2, 1995 the Company amended its $1.0 billion unsecured Revolving Credit Facility, which has a term through November 1997, by reducing the amount available to $500 million. Simultaneously the Company entered into an additional $500 million revolving credit facility with a one year term. The amended facility and the new revolving credit facility contain the same covenants and restrictions as the original $1.0 billion revolving credit facility.

         During 1995, FFMC also added a short term uncommitted borrowing arrangement (for unsecured borrowings of up to $100 million) to supplement its existing committed revolving credit facilities in providing for the Company's financing needs. Borrowings under this short term uncommitted borrowing arrangement bear interest at prevailing money market rates (6.45% at June 30, 1995) and are subject to terms that are no more restrictive than the terms of the revolving credit agreements. The Company's current portion of long-term debt on the accompanying balance sheet at June 30, 1995 includes amounts outstanding under this arrangement totaling $18.4 million.

6. During the second quarter of 1995, the Company completed its actuarial review of the suspended pension plan assumed in November 1994 in connection with the acquisition of Western Union. The assumptions used in the actuarial review included a 8.25% discount rate and a 9.50% expected long term rate of return on assets. This review resulted in an increase to the net underfunded pension obligation of $37.7 million with a corresponding adjustment to goodwill. During the second quarter, the Company made advance fundings of its pension obligations totaling $154.1 million in cash.

         The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet at June 30, 1995 (amounts in millions):

                 Actuarial present value of projected benefit
                   obligation as of January 1, 1995                              $550.0

                 Less:    Plan assets at January 1, 1995                         (246.3)
                          Year to date 1995 Plan fundings                        (154.1)
                                                                                 ------
                 Pension Obligations Assumed                                     $149.6
                                                                                 ======

         Based on the current status of the pension plan there is no difference between accumulated and vested pension obligations. Additionally, pension costs of $8.7 million for the first six months of 1995 have been recorded in accrued expenses. In July 1995, FFMC made an additional $44 million cash funding of its pension obligations.

                    FIRST FINANCIAL MANAGEMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
                                  (UNAUDITED)


7. Earnings per common share amounts are computed by dividing income amounts by the weighted average number of common and common equivalent shares (when dilutive) outstanding during the period. Common stock equivalents consist of shares issuable under the Company's stock option plans, shares issuable in connection with outstanding warrants and an assumed conversion into common stock of FFMC's senior convertible debentures issued in December 1994. The after tax interest expense and amortization on these debentures ($3.6 million and $7.1 million for the three and six months ended June 30, 1995, respectively) are added back to net income in computing earnings per common share. Weighted average shares for all periods reflect the shares issued in July 1994 to effect FFMC's merger with GENEX Services, Inc., which was accounted for as a pooling of interests. Weighted average shares used to compute earnings per common share were as follows:

                                                                      (In millions)
                                                                  1995           1994
                                                                  ----           ----
                          Three months ended June 30,             69.8           62.6
                          Six months ended June 30,               69.6           62.5

8. On May 12, 1995 the Company entered into an Agreement and Plan of Merger with Employee Benefits Plan, Inc. ("EBP"). Pursuant to the merger agreement, EBP will ultimately become a wholly owned subsidiary of FFMC. The merger requires various regulatory approvals and approval of a majority of the shareholders of EBP. Upon consummation of the merger, each EBP shareholder will receive .1975 shares of FFMC common stock for each common share of EBP, resulting in the issuance by FFMC of approximately 1.8 million common shares.

         On June 12, 1995, the Company entered into an Agreement and Plan of Merger with First Data Corporation ("First Data"). Pursuant to the merger agreement, the Company will ultimately become a wholly owned subsidiary of First Data. The merger requires various regulatory approvals and approval of the shareholders of both companies. Upon consummation of the merger, each FFMC shareholder will receive 1.5859 shares of First Data common stock for each common share of FFMC.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Data Merger

First Financial Management Corporation ("FFMC" or "the Company") entered into an Agreement and Plan of Merger (the "FDC Merger Agreement"), dated as of June 12, 1995, among the Company, First Data Corporation ("First Data") and FDC Merger Corp., a wholly owned subsidiary of First Data. The FDC Merger Agreement provides for the merger of FDC Merger Corp. with and into FFMC, with FFMC remaining as the surviving corporation in the merger and thus becoming a wholly owned subsidiary of First Data. Pursuant to the FDC Merger Agreement, and subject to the terms and conditions thereof, each share of FFMC common stock will be converted into 1.5859 shares of First Data common stock. First Data will account for the merger as a pooling of interests under generally accepted accounting principles. The Company's merger with First Data requires various regulatory approvals and the approvals of a majority of the shareholders of both companies. While there can be no assurance as to when or if these approvals will be obtained, the Company currently estimates that the merger will be consummated in late 1995 or early 1996.

First Data provides high-quality, high-volume information processing and related services to specific client groups: the transaction card, payment instruments, teleservices, mutual fund, receivables and information management industries. First Data's information processing facilities are comprised of integrated networks of computer hardware, proprietary software and other telecommunications and operations systems. First Data has data centers which are capable of servicing a wide range of client groups, enabling it to process transactions of hundreds of clients in a rapid and cost effective manner and take advantage of economies-of-scale when adding new clients.


Strategic Transactions

FFMC entered into an Agreement and Plan of Merger (the "EBP Merger Agreement"), dated May 12, 1995, among the Company, Employee Benefit Plans, Inc. ("EBP"), and Gemini Acquisition Corp., a wholly owned subsidiary of FFMC. The EBP Merger Agreement provides for the merger of Gemini Acquisition Corp. with and into EBP, with EBP remaining as the surviving corporation in the merger and thus becoming a wholly owned subsidiary of FFMC. The acquisition requires various regulatory approvals and the approval of a majority of EBP shareholders. While there can be no assurance as to when or if these approvals will be obtained, the Company expects the merger with EBP to be consummated late in the third quarter or early in the fourth quarter of 1995. Pursuant to the EBP Merger Agreement, and subject to the terms and conditions thereof, each share of EBP common stock will be converted into 0.1975 shares of FFMC common stock, which translates into the Company's issuance, at the consummation of the merger, of approximately 1.8 million new shares of FFMC common stock. FFMC will account for the acquisition of EBP as a purchase transaction under generally accepted accounting principles.

EBP provides benefit plan design and consulting, administrative services, underwriting of group health and accident insurance, and managed care programs to companies throughout the United States. The

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Company believes that the addition of EBP's claims processing business and customers to its existing third party claims administration business will give FFMC's health care services business greater strength and operating efficiencies. The insurance aspect of EBP's business, though ancillary to the claims processing business, affords FFMC the flexibility to offer a broader range of products to its health care clients, thereby providing opportunities for growth in the health care industry.

In November 1994, FFMC completed its acquisition of Western Union Financial Services, Inc. and related assets ("Western Union"). This business combination was accounted for as a purchase, and the results of Western Union have been included in the Company's results from the effective date of the acquisition.

FFMC completed its merger with GENEX Services, Inc. ("GENEX") in July 1994. This business combination was accounted for as a pooling of interests and, accordingly, the results of GENEX are included in the Company's results for all periods in 1994.


Results of Operations

FFMC reported net income of $44.5 million in the second quarter of 1995, up 30% over 1994's second quarter. Earnings per common share for the quarter increased 25% to $.69 per share from $.55 per share in the prior year. Revenues were $782.0 million for the quarter, or 51% over the $517.5 million in revenues for the prior year's second quarter, including a 54% increase in service revenues.

For the six months ended June 30, 1995, the Company reported net income of $79.9 million compared with $63.7 million in 1994's first six months, an increase of 25%. Revenues in 1995's first half rose 50% to $1.5 billion over $978.8 million in the prior year period, including a 53% increase in service revenues. Earnings per share increased to $1.25 per share for the six months ended June 30, 1995 from the $1.02 per share reported in 1994's first six months.

The revenue increases were due primarily to continued strong growth in the Company's merchant services area, led by the acquisition of Western Union in November 1994 and expanding internal growth. Merchant services revenues increased 79% during 1995's second quarter compared with the year earlier period (27% excluding the impact of Western Union in 1995). For the first six months of 1995, merchant services revenues were up 78% compared with 1994's first six months (26% excluding Western Union). The Company's overall internal growth rate was 18% in 1995's second quarter, increasing the year-to-date rate to 17% .

The Company continues to emphasize growth in its service revenues. The declines in product sales reflect the Company efforts (that began in early 1994) to decrease the significance of one-time product sales and focus its product development effort on data capture platforms that link customers to FFMC's information services. As a result, product sales declined in the second quarter and first six months of 1995 compared with the comparable prior year periods.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FFMC continues to place important emphasis on expense controls. Operating expenses increased 52% and 49%, respectively, during the three and six month periods ended June 30, 1995, compared with relatively higher increases in service revenues during these periods.

The impact of Western Union's marketing costs in 1995 was the primary factor in the increase in selling, general and administrative expenses during the second quarter and first six months of 1995 compared with the year earlier periods.

Depreciation and amortization expense increased 43% during the second quarter of 1995 and 45% in 1995's first six months over comparable 1994 periods, primarily due to higher goodwill amortization in 1995 resulting from the Western Union acquisition.

The combination of these revenue and expense changes resulted in operating income margins of 10.8% for the first six months of both 1995 and 1994. The relative increases in selling, general and administrative expenses during 1995's second quarter led to the slight decline in the Company's operating margins to 10.9% compared with 11.1% in the second quarter of 1994.

Increases in interest expense and pension cost for the 1995 periods reflect borrowings and obligations assumed related to the Western Union acquisition. Higher levels of interest expense arose from FFMC's senior convertible debentures and borrowings under its revolving credit facility. Pension cost in 1995's second quarter and first six months represents primarily interest expense on the unfunded obligations of the Western Union suspended defined benefit plan. Since benefits under this plan have been suspended for several years and its assumption was principally a financing for the Western Union acquisition, the Company has classified the related costs as nonoperating.

The higher level of interest and pension expenses in 1995, as contrasted with FFMC's net interest income amounts (with no pension expense) during the prior year periods, resulted in a pre-tax margin of 9.7% in the second quarter of 1995 compared with a pre-tax margin of 11.4% in 1994's second quarter. For 1995's first six months, the Company's pre-tax margin was 9.2% compared with 11.1% in the prior year period.

The Company's effective tax rate was down slightly to 41.1% in 1995's second quarter compared with a 41.9% rate for the second quarter of 1994. For the first six months of 1995, FFMC's effective tax rate was 41.0%, comparable to a 41.3% effective rate for 1994's first six months.

Portions of FFMC's business are seasonal. The Company's revenues and earnings are favorably affected by increased credit card and check volume during the holiday shopping period in the fourth quarter and, to a lesser extent, during the back to school buying period in the third quarter. The Company's revenues and earnings are also favorably affected by higher Western Union money transfer volume during the summer months.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources and Liquidity

Cash generated from operating activities during 1995's first six months was $360.0 million, up from the $134.5 million generated during the six months ended June 30, 1994. The increase is due to FFMC's higher levels of earnings and non-cash amortization expenses, the refund of $68 million of estimated income taxes for 1994, and the Company's efforts to reduce its working capital requirements.

FFMC reinvested cash in its businesses (principally for property and equipment additions, software development and customer conversions) totaling $51.2 million in the first six months of 1995, compared with $38.1 million in the first half of 1994. The Company estimates that business reinvestment amounts will increase moderately for the year ending December 31, 1995, primarily from outlays anticipated for software development activities. Cash from operating activities exceeded non-acquisition investing activities by $308.8 million in 1995's first six months, compared with $96.4 million in the comparable prior year period.

In May 1995, FFMC issued 1.3 million shares of the Company's common stock and received $35 million in cash from the exercise (during the final exercise period) of all remaining publicly held common stock warrants. FFMC continued its pattern of paying semi-annual cash dividends of $.05 per share. Payments were made on January 3, 1995 (to shareholders of record at December 1, 1994) and on July 3, 1995 (to shareholders of record at June 1, 1995).

During 1995, FFMC utilized the cash sources described above, together with existing cash balances and $168.4 million in net additional borrowings, primarily to fund obligations related to its acquisition of Western Union Financial Services and related assets ("Western Union"). In January 1995, the Company paid $300 million in cash as the final purchase consideration for the Western Union acquisition. During the second quarter, FFMC paid $154.1 million in cash to fund pension obligations assumed as a part of the Western Union acquisition. In July 1995, the Company made the final anticipated advance funding of pension obligations for 1995 of $44 million in cash. The Company also paid $84.8 million in cash (net of cash received) during the first six months of 1995 to fund other business acquisition activities.

Cash equivalents of $102.4 million relate to required investments of cash in connection with the Company's merchant credit card and money transfer settlements. FFMC's remaining cash and cash equivalents and available credit facilities ($805 million at June 30, 1995) are available for acquisitions and general corporate purposes. The Company believes that its current level of cash and future cash flows from operations are sufficient to meet the needs of its existing businesses.

In the event of consummation of the merger with First Data, FFMC will incur investment banking, legal and miscellaneous other transaction costs of approximately $32 million. Additionally, the Company will incur costs associated with change of control and termination benefits of certain employees of FFMC currently estimated at approximately $143.1 million on an after-tax basis, including tax obligations payable by FFMC due to the vesting of restricted shares upon approval of the merger by FFMC shareholders. Such tax obligations are the result of tax reimbursements pursuant to change of control agreements and the possibility that certain holders of restricted stock awards may elect to surrender shares of common stock for the purposes of satisfying withholding tax obligations. The estimate of costs associated with change of control and termination benefits assumes a December 31, 1995 effective

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


date for the merger and a market value for FFMC Common Stock of $90 per share, which approximates the market value on June 12, 1995, the date the Merger Agreement was signed, of the 1.5859 shares of First Data Common Stock to be issued for each share of FFMC Common Stock.

                          PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Amendment No. 1 to the Amended and Restated Credit Agreement Dated as of June 25, 1992, Amended and Restated as of November 8, 1994.

         10.2    Revolving Credit Agreement Dated as of May 2, 1995.

         27.1    Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on June 9, 1995 to report certain additional material contracts.

         The Company filed a Current Report on Form 8-K on June 22, 1995 to report that it had entered into an agreement (dated June 12, 1995) to merge with First Data Corporation ("FDC"), whereby each share of the Registrant's common stock will be converted into 1.5859 shares of FDC common stock.

         The Company filed a Current Report on Form 8-K on July 25, 1995 to report Pro Forma Financial Statements giving effect to the proposed merger with First Data Corporation along with supplemental historical financial statements and supplemental pro forma financial information previously filed by First Data Corporation.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      FIRST FINANCIAL MANAGEMENT CORPORATION
                                      --------------------------------------
                                                    (Registrant)





Date: August 14, 1995                 By  /s/ M. Tarlton Pittard
      -------------------                 --------------------------------------
                                          M. Tarlton Pittard
                                          Vice Chairman, Chief Financial Officer
                                          and Treasurer


Date: August 14, 1995                 By  /s/ Richard Macchia
      -------------------                 --------------------------------------
                                          Richard Macchia
                                          Executive Vice President
                                          and Principal Accounting Officer